Form 10-Q
period 2025-03-31
Stonepeak-Plus Infrastructure Fund LP
filed 2025-05-14
CIK 2045458

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56711
Stonepeak-Plus Infrastructure Fund LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1582934
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
55 Hudson Yards 550 W 34th Street, 48th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 907-5100
(Registrant’s telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 02, 2025, the registrant had the following limited partnership units outstanding: 130,000 units of Class X and no units of Classes A-1a,
A-1b, A-1c, D-1, D-2, F-1, F-2, F-3, F-4, I-1, I-2, S-1 and S-2.

EXPLANATORY NOTE
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to:
•the term “Aggregators” refers to Stonepeak-Plus Infrastructure Fund Aggregator I LP, a Delaware series limited partnership, the
Master Aggregator (as defined below), and any other vehicle(s) used to aggregate the holdings of the Fund and any Parallel
Funds;
•the term “Feeder Fund” refers to Stonepeak-Plus Infrastructure Fund (TE) LP, a Delaware limited partnership;
•the terms “Fund,” “Partnership,” “we,” “us,” and “our” refer to Stonepeak-Plus Infrastructure Fund LP, a Delaware limited partnership;
•the term “General Partner” refers to Stonepeak-Plus Infrastructure Fund Associates LP, a Delaware limited partnership, our general partner;
•the term “Intermediate Entities” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund and any Parallel Funds to hold certain investments, including (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each, a
“Corporation”), (b) one or more  limited liability companies, limited partnerships or other similar entities (each, a “Lower Fund”), and (c) the Aggregators;
•the term “Investment Advisor” refers to Stonepeak-Plus Infrastructure Fund Advisors LLC, a Delaware limited liability company, our investment advisor;
•the term “Lux Fund” refers to Stonepeak-Plus Infrastructure Fund S.A. SICAV – UCI Part II, a Luxembourg multi-compartment investment company with variable capital, available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities;
•the term “Master Aggregator” refers to Stonepeak-Plus Infrastructure Fund Master Aggregator LP, a Cayman Islands exempted limited partnership used to aggregate the holdings of the Fund and any Parallel Funds and through which the Fund expects to invest all or substantially all of its assets, and any successor vehicle thereto;
•the term “Net Asset Value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Fund’s Units are made) determined in accordance with the valuation policies of the Fund, as updated from time to time;
•the term “Other Stonepeak Accounts” refers to, as the context requires, individually and collectively, any of the following: other investment funds, vehicles, separate accounts and/or other similar arrangements managed, advised or operated by the General
Partner, the Investment Advisor and/or any of their respective Affiliates (as defined below) (including, for the avoidance of doubt, the Lux Fund) (other than SP+ INFRA (as defined below) and its alternative vehicles), and any successors thereto, in each case including any parallel funds, feeder funds, alternative vehicles, co-investment vehicles, additional capital vehicles and other similar vehicles relating thereto and any vehicles established by the General Partner, the Investment Advisor and/or any of their respective
Affiliates to exercise their side-by-side or other general partner investment rights as set forth in their respective governing documents;
•the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any
Affiliate thereof to invest alongside the Fund in the Master Aggregator or any other Intermediate Entity;
•the term “SP+ INFRA” refers to the Fund, together with any Parallel Funds, any Feeder Funds, the Aggregators, the Lower Funds
and any other Intermediate Entities, collectively;
•the term “Stonepeak” refers collectively to Stonepeak Partners LP and its subsidiaries and affiliated entities; and
•the term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are fourteen classes of Units available to Fund investors: Class A-1a (“Class A-1a” or the “Class A-1a Units”), Class A-1b (“Class A-1b” or the “Class A-1b Units”),
Class A-1c (“Class A-1c” or the “Class A-1c Units”), Class D-1 (“Class D-1” or the “Class D-1 Units”), Class D-2 (“Class D-2”
or the “Class D-2 Units”), Class F-1 (“Class F-1” or the “Class F-1 Units”), Class F-2 (“Class F-2” or the “Class F-2 Units”),
Class F-3 (“Class F-3” or the “Class F-3 Units”), Class F-4 (“Class F-4” or the “Class F-4 Units”), Class I-1 (“Class I-1” or the
“Class I-1 Units”), Class I-2 (“Class I-2” or the “Class I-2 Units”), Class S-1 (“Class S-1” or the “Class S-1 Units”), Class S-2
(“Class S-2” or the “Class S-2 Units”), and Class X (“Class X” or the “Class X Units”) (each a “Class”).

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,”
“projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,”
“scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact.
Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in this
Quarterly Report on Form 10-Q and in our Amendment No. 1 to Form 10 Registration Statement (the “Form 10”), filed on
January 31, 2025 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this
Quarterly Report on Form 10-Q and in our other filings and should not be regarded as a representation by us that our plans and objectives will be achieved. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Stonepeak, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Stonepeak. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Stonepeak and/or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity.
Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Stonepeak and/or any investment professional of Stonepeak.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Stonepeak-Plus Infrastructure Fund LP
Statements of Assets and Liabilities

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Assets
Cash	$1,000	$1,000
Deferred offering costs	2,386,860	—
Total Assets	$2,387,860	$1,000

Liabilities
Due to affiliate	$7,319,589	$—
Total Liabilities	$7,319,589	$—

Commitments and contingencies (See Note 5)

Net Assets (Deficit)	$(4,931,729)	$1,000

Net assets (deficit) are comprised of
Limited Partnership Unit - Class A-1a Units, unlimited Units authorized, no Units issued and outstanding	$—	$—
Limited Partnership Unit - Class A-1b Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class A-1c Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class D-1 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class D-2 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class F-1 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class F-2 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class F-3 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class F-4 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class I-1 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class I-2 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class S-1 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class S-2 Units, unlimited Units authorized, no Units issued and outstanding	—	—
Limited Partnership Unit - Class X Units, unlimited Units authorized, no Units issued and outstanding	—	—
General Partner Interest	(4,931,729)	1,000
Net Assets (Deficit)	$(4,931,729)	$1,000
The accompanying notes are an integral part of these Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Statement of Operations

Three Months Ended March 31,
2025
(Unaudited)
Operating expenses
Organization costs	$1,515,295
Professional fees	530,588
Marketing expenses	86,358
Other expenses	56,500
Total operating expenses	2,188,741
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 3)	2,743,988
Net investment income (loss)	(4,932,729)

Net increase (decrease) in net assets resulting from operations	$(4,932,729)
The accompanying notes are an integral part of these Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”), is a Delaware limited partnership which was formed on
April 29, 2024. The Partnership is governed by its Amended and Restated Limited Partnership Agreement dated as of May 2,
2025 (as amended, restated and/or supplemented from time to time, the “Partnership Agreement”). The Partnership was initially formed under the name “Stonepeak Access Fund LP” and has changed its name pursuant to an amendment to the certificate of limited partnership of the Partnership, as filed in Delaware on October 15, 2024, to “Stonepeak-Plus Infrastructure Fund LP”.
The Partnership is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as
amended (the “1940 Act”). Stonepeak-Plus Infrastructure Fund Advisors LLC (the “Investment Advisor”), is the investment advisor of the Partnership. The Investment Advisor is a registered investment advisor with the U.S. Securities and Exchange
Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) by virtue of being a relying adviser of one of its affiliates. As of March 31, 2025, the Partnership has the authority to issue unlimited Units of all classes of Units and had not commenced operations. The Partnership’s initial closing date will be the date on which the Partnership accepts its first third-party investors and begins investment operations (the “Initial Closing Date”). As of March 31, 2025, the Partnership
has not accepted third-party investors.
Stonepeak-Plus Infrastructure Fund (TE) LP (the “Feeder Fund”), a Delaware limited partnership, is a feeder vehicle for the Partnership. The Feeder Fund intends to invest all or substantially all of its assets in the Partnership. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors.
Stonepeak-Plus Infrastructure Fund Associates LP, (the “General Partner”), may create one or more parallel vehicles established by, or at the direction of, the General Partner or any Affiliate thereof to invest alongside the Partnership in
Stonepeak-Plus Infrastructure Fund Master Aggregator LP, (the “Master Aggregator”), a Cayman Islands exempted limited partnership, or any other Intermediate Entity, (collectively, “Parallel Funds”) to accommodate legal, tax, regulatory, compliance, or certain other operational requirements which will generally co-invest (either directly or indirectly) in its investments with the Partnership on a pro rata basis. The General Partner may, in its sole discretion, cause the Partnership to hold certain investments directly or indirectly through (i) one or more corporations or (ii) one or more limited liability companies or limited partnerships or other similar entities (each, a “Lower Fund” and together with any corporation, and including  Stonepeak-Plus  Infrastructure  Fund  Aggregator  I  LP, the Master Aggregator and any other vehicle(s) used to aggregate the holdings of the Fund and any Parallel Funds, “Intermediate Entities”). Overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Partnership’s Board of Directors (the
“Board of Directors” or “Board”).
The Partnership’s investment objective is to deliver strong total returns, with a focus on capital appreciation and generating current income through its investments. The Partnership seeks to achieve this investment objective by providing access to the talent and investment capabilities of the investment program designed to offer eligible individuals access to
Stonepeak’s infrastructure platform (the “Stonepeak Platform”) to create an attractive portfolio of diversified alternative infrastructure and infrastructure-related investments primarily in, or alongside, other investment vehicles managed by the
Investment Advisor or affiliated investment advisors.
The Partnership entered into a services agreement with SS&C (the “Administrator”), under which the Administrator provides various accounting and administrative services to the Partnership. Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”).
Administrative services will commence once the Partnership commences operations. As of March 31, 2025, the Partnership had not commenced operations and no Administration Fee was accrued or paid during the period ended March 31, 2025.
The Partnership expects to conduct a continuous private offering (the “Private Offering”) of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933 (as amended, the “Securities Act”) to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder). The Partnership is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which enables investors to gain exposure to private markets asset classes, such as infrastructure and real assets.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Partnership’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The statement of assets and liabilities as of December 31, 2024 was derived from the audited annual financial statements. The financial statements as of March 31, 2025, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are fairly stated and that estimates made in preparing its financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards
Codification (“ASC”) Topic 946. The functional currency of the Partnership is U.S. dollars and these financial statements have been prepared in that currency. The statements of changes in net assets, statements of cash flows and financial highlights have not been presented because the Partnership has not commenced operations.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.
Cash
Cash consists of a demand deposit held with a nationally recognized financial institution, which at times may exceed federally insured limits.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three months ended March 31, 2025, the Partnership incurred organization expenses of $1,515,295 which have been recorded as an expense on the statement of operations. As of March 31, 2025, organization expenses amounting to $4,143,283 are included within
“Due to Affiliate” within the statements of assets and liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and will be amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three months ended March 31, 2025, the Partnership incurred offering costs of $757,175. As of March 31, 2025, offering costs amounting to $2,386,860 are included within “Due to Affiliate” within the statements of assets and liabilities.
Income Taxes
The Partnership is treated as a partnership for income tax purposes and is not subject to income taxes. Certain
Intermediate Entities that may be formed for use in carrying out the activities of the Partnership following commencement of operations may be subject to income taxes.
For the three months ended March 31, 2025, there were no income tax expenses and no interest and penalties were incurred.
New Accounting Standards
In  November  2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting
Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU
2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses.” The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15,

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
2027 with early adoption permitted. The Partnership is currently evaluating the impact that this change will have on the
Partnership's financial statements.
Note 3. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of March 31, 2025, an affiliate of the Investment Advisor has advanced total costs of $7,319,589 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the statements of assets and liabilities within Due to Affiliate.
Investment Advisory Agreement
The Investment Advisor will provide investment advisory services to the Partnership pursuant to the Investment
Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Investment Advisor is responsible for monitoring and evaluating the Partnership’s Investments, originating and recommending investment opportunities that are consistent with the investment objective and strategy of the Partnership, among other responsibilities.
Management Fee
In consideration for its investment management services, the Investment Advisor will be entitled to receive a management fee (the “Management Fee”) with respect to each Class of Units payable by the Partnership directly or indirectly through an Intermediate Entity equal to the product of (x) the Applicable Management Fee Percentage (as specified in the table below) with respect to such Class of Units and (y) the month-end Net Asset Value attributable to such Class of Units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance
Participation Allocation, Unit repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity through which the Partnership indirectly invests in an Investment (or any comparable entities of other investment vehicles managed by the Investment Advisor or its Affiliates in which the Partnership directly or indirectly participates) or taxes paid by any such entity during the applicable month. The Partnership, the Feeder
Fund and any Parallel Fund will each be obligated to pay its proportional share of the Management Fee with respect to each
Class of Units.

Class	Applicable Management Fee Percentage
Class A-1a	0.875% per annum
Class A-1b	0.875% per annum
Class A-1c	0.875% per annum
Class D-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class D-2	1.25% per annum
Class F-1	0.875% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-2	0.75% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-3	0.625% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-4	0.875% per annum
Class I-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class I-2	1.25% per annum
Class S-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class S-2	1.25% per annum
Class X	0.0% per annum

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
The Investment Advisor may elect to receive the Management Fee in cash, Units in the respective Class and/or shares, interests or Units of Intermediate Entities. If the Management Fee is paid in Units, such Units may be repurchased by the
Partnership at NAV at the Investment Advisor’s request and will not be subject to the volume limitations of the Unit
Repurchase Program (as defined below) or the early repurchase deduction of the Unit Repurchase Program.
Each Management Fee payment will, as determined in the General Partner’s sole discretion, either (i) result in a reduction of NAV of the applicable Class of Units to which such payment relates or (ii) result in a reduction in Units held by
Unitholders of the applicable Class and the Partnership will make a payment in the form of cash or Units of an equivalent amount to the Investment Advisor, which, in the case of a cash payment, may be invested or reinvested, as applicable, by the
Investment Advisor in whole or in part in Units and/or shares, interests or Units of Intermediate Entities.
Class X Units are not subject to the Management Fee.
The Management Fee payable by the Partnership with respect to each Class of Units shall be reduced by an amount (the
“Reduction Amount”) equal to 100% of the Partnership’s pro rata share of any fees earned by the Investment Advisor and its
Affiliates in connection with Investments and from the Partnership’s unconsummated transactions (“Other Fees”) allocable to the Units in such Class (net of reasonable out-of-pocket expenses incurred by the Investment Advisor or its Affiliates (and not
otherwise reimbursed) during the immediately preceding monthly period in connection with the transaction out of which such fees arose (but shall not be net of all other direct or administrative costs allocable to such fees), it being understood that the
Investment Advisor or its Affiliates may seek to have all such reasonable out-of-pocket expenses and costs reimbursed or paid by the Partnership in respect of which such expenses and costs are generated (which shall not be considered a fee for purposes of calculating the Reduction Amount)). In the event the Investment Advisor and its Affiliates have paid any fees, costs and expenses incurred in connection with a proposed Investment that is not actually made or a proposed disposition which is not actually consummated (“Broken Deal Expenses”) allocable to Units in a relevant Class in lieu of having them paid by the
Partnership, then the Reduction Amount with respect to such Class for such monthly period will be decreased by the amount of such Broken Deal Expenses then or previously paid by the Investment Advisor and its Affiliates with respect to such Class to the extent that such Broken Deal Expenses have not already been applied against the Reduction Amount. The Reduction
Amount with respect to any Class for each monthly period shall be applied to reduce the Management Fee payable with respect to such Class for such monthly period (but not to an amount  below  zero)  and  to  the  extent  not  so  applied  shall  be  carried forward  for  application  against  future installments of the Management Fee with respect to such Class until such Reduction
Amount is fully utilized in reducing the Management Fee with respect to such Class. To the extent such excess Reduction
Amount remains unapplied with respect to any Class upon either (i) the repurchase (or withdrawal) of all Units in such Class or
(ii) the Partnership’s final distribution of assets, the Investment Advisor or an Affiliate thereof shall retain such unapplied amount.
As of March 31, 2025, the Partnership had not commenced operations or entered into the Investment Advisory
Agreement and no Management Fee was accrued or paid for the three months ended March 31, 2025.
Performance Participation Allocation
The General Partner or any other entity so designated by the General Partner (the “Recipient”) will be entitled to an allocation or distribution (the “Performance Participation Allocation”) by the Partnership (directly or indirectly through an
Intermediate Entity), (i) with respect to the first Reference Period (as defined below), promptly following the end of the year
(which shall accrue on a monthly basis) and (ii) with respect to all subsequent Reference Periods, upon the end of each quarter thereafter and at the other times described below (which shall accrue on a monthly basis) in an amount equal to:
•First, if the Total Return (as defined below) for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient equals 12.5% of the sum of (x) the Hurdle Amount for that period and
(y) any amount allocated to the Recipient pursuant to this clause; and;
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining excess profits.
“Total Return” for any period since the end of the prior Reference Period (as defined below) shall equal the sum of:
(i)all distributions accrued or paid (without duplication) on the Units of the Master Aggregator outstanding at the end of such period since the beginning of such Reference Period plus
(ii)the change in aggregate NAV of such Units of the Master Aggregator since the beginning of such Reference Period, before giving effect to (x) changes resulting solely from the proceeds of issuances of Units, (y) any allocation/accrual to the

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
Performance Participation Allocation and (z) applicable Servicing Fees; provided, that the aggregate NAV of such Units of the
Lower Funds shall be calculated without taking into account any accrued and unpaid taxes of any Intermediate Entity (or the receipts of such Intermediate Entity) through which the Partnership indirectly invests in an investment or any comparable entities of any Other Stonepeak Account, or taxes paid by any such entity since the end of the prior Reference Period minus
(iii)all Partnership Expenses of SP+ INFRA (to the extent not already reflected in clause (ii)) but excluding Servicing
Fees.
For the avoidance of doubt, the calculation of Total Return will (A) include any appreciation or depreciation in the NAV of Units issued during the then-current Reference Period, (B) treat certain taxes incurred (directly or indirectly) by the
Partnership which relate to a Unitholder as part of the distributions accrued or paid on Units and (C) exclude the proceeds from the initial issuance of such Units, where applicable, and any impact to Total Return solely caused by currency fluctuations and /
or currency hedging activities and costs.
“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5% annualized internal rate of return on the NAV of Units of the Master Aggregator outstanding at the beginning of the then-current Reference Period and all Units of the Master Aggregator issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account: (i) the timing and amount of all distributions accrued or paid (without duplication) on all such Units; and (ii) all issuances of Units over the period. The ending NAV of Units of the
Master Aggregator used in calculating internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Participation Allocation and applicable Servicing Fees and without taking into account any accrued and unpaid taxes of any Intermediate Entity (or the receipts of such Intermediate Entity) through which the Partnership indirectly invests in an Investment or any comparable entities of any Other Stonepeak Account, or taxes paid by any such Intermediate Entity since the end of the prior Reference Period. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Units repurchased during such period, which Units will be subject to the Performance Participation Allocation upon repurchase as described above.
“Reference Period” means each calendar year ending December 31 save that (1) the first Reference Period shall commence on the Initial Closing Date and end on December 31, 2025; and (2) the final Reference Period shall commence on
January 1 in the relevant calendar year and end on the date of dissolution or liquidation of the Partnership.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount  will  exclude  the
Total  Return  related  to  any  Units  repurchased  during  the  applicable Reference Period, which Units will be subject to the
Performance Participation Allocation upon repurchase as described above. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a high water mark.
The Recipient will also be allocated a Performance Participation Allocation with respect to all Units that are redeemed in connection with repurchases of Units in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such Performance Participation Allocation.
The Recipient may elect to receive the Performance Participation Allocation in cash, Units of the Partnership or any
Parallel Fund and/or shares, Units or interests (as applicable) of Intermediate Entities (“Unit Allocation”). Such Units may be
repurchased at the Recipient’s request and will be subject to the volume limitations of the Partnership’s Unit Repurchase
Program but not the early repurchase deduction of the Unit Repurchase Program. Each of the Partnership, the Feeder Fund and
Parallel Funds will be obligated to pay (without duplication) its proportional share of the Performance Participation Allocation with respect to any Class (as defined below) based on its proportional interest in the Lower Funds or other relevant Intermediate
Entities.
As of March 31, 2025, the Partnership had not commenced operations or entered into the Investment Advisory
Agreement and no Performance Participation Allocation was accrued or paid for the three months ended March 31, 2025.
Unit Repurchase Program
At the discretion of the General Partner, the Partnership will implement the Unit repurchase program (the “Unit
Repurchase Program”) in which it expects to periodically offer to repurchase up to 5% of Units outstanding (either by number

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
of Units or aggregate NAV). Repurchase offers are expected to commence in the quarter following the quarter of the Initial
Closing Date. Under the Repurchase Program, to the extent the Partnership offers to repurchase Units in any particular quarter, the Partnership expects to repurchase Units pursuant to quarterly tender offers using a purchase price equal to the NAV per unit as of a date specified in the repurchase offer.
In recognition of SP Investors’ (as defined below) supporting the Partnership’s initial and potential future acquisitions, the Partnership’s Board of Directors has adopted an arrangement to repurchase any Class X Units acquired by SP Investors. On the last calendar day of each month, the Partnership expects to offer to repurchase Class X Units of the Partnership from SP
Investors having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions for Units in the offering of the Partnership’s Units that month (which subscriptions will be accepted on or after the first calendar day of the following month) less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow) of Units repurchased by the Partnership during such month pursuant to the
Partnership’s Repurchase Program. In addition to the Monthly Repurchase Amount for the applicable month, the Partnership will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per
Class X Unit for repurchases from SP Investors will be the transaction price in effect for the Class X Units at the time of repurchase. This Unit repurchase arrangement is not subject to any time limit and will continue until the Partnership has repurchased all of SP Investors’ Class X Units. Other than the Monthly Repurchase Amount limitation, the Unit repurchase arrangement for SP Investors is not subject to the repurchase limitations in the Partnership’s Repurchase Program.
“Excess Operating Cash Flow” means, for any given quarter, the Partnership’s net cash provided by operating activities, if any, less any amount of such cash used, or designated for use, to pay distributions to Unitholders.
“SP Investors” refers collectively to Stonepeak Partners LP and its subsidiaries and affiliated entities.
Notwithstanding the foregoing, no repurchase offer will be made to SP Investors during any month in which (1) the 5%
quarterly repurchase limitation of the Partnership’s Repurchase Program has been decreased or (2) the full amount of all Units requested to be repurchased under the Partnership’s Repurchase Program is not repurchased. Additionally, the Partnership may elect not to offer to repurchase Units from SP Investors, or may offer to purchase less than the Monthly Repurchase Amount, if, in the Partnership’s judgment, the Partnership determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Partnership’s liquidity, adversely affect the Partnership’s operations or risk having an adverse impact on the Partnership as a whole. Further, the General Partner may modify, suspend or terminate this Unit repurchase arrangement if it deems such action to be in the Partnership’s best interests and the best interests of the Partnership’s
Unitholders. SP Investors will not request that its Class X Units be repurchased under the Partnership’s Repurchase Program.
The repurchase price is calculated based on the NAV.
Reimbursable expenses previously borne by an affiliate of the Investment Advisor
For the period from April 29, 2024 (Inception) to December 31, 2024, an affiliate of the Investment Advisor had advanced organizational costs and professional fees amounting to $2,627,988 and $116,000 respectively. During the three months ended March 31, 2025, the Partnership determined that it is probable that it will accept third party investor funds and will therefore reasonably incur these previously advanced costs.
Note 4. Net Assets
The Partnership, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each
Unit Class (as defined below).
The Partnership offers fourteen classes of limited partnership units (the “Units”): Class A-1a, Class A-1b, Class A-1c,
Class D-1, Class D-2, Class F-1, Class F-2, Class F-3, Class F-4, Class I-1, Class I-2, Class S-1, Class S-2 and Class X (each a
“Unit Class” or a “Class”). The purchase price per Unit of each Class is equal to the transactional NAV per Unit (i.e., the price at which transactions in the Partnership’s Units are made) for such Class as of the last calendar day of the immediately preceding month. Until the Partnership has determined its first transactional NAV, the subscription price for Units will be
$25.00 per Unit plus applicable Subscription Fees. The Partnership will only accept subscriptions as of the first calendar day of each month (a “Subscription Date”), unless the General Partner determines otherwise. There are variations between these Unit
Classes including Subscription Fees, Servicing Fees, Management Fees and minimum investment limits.
On December 31, 2024, the General Partner invested $1,000 for no Units as its initial capital. As of March 31, 2025 and
December 31, 2024, there are no Unitholders.

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
Note 5. Commitments and Contingencies
The Investment Advisor may, in its discretion, advance all or a portion of the Partnership Expenses (excluding
Organizational and Offering Expenses) to be borne by the Partnership and the appropriately apportioned expenses relating to the Partnership’s portfolio companies, the Feeder Fund, Parallel Partnerships and/or Intermediate Entities  to  the  extent  not paid  by  such  portfolio  companies,  the  Feeder  Fund,  Parallel  Partnerships  and/or Intermediate Entities, in each case as determined pursuant to the terms of the Partnership Agreement (collectively, “Initial Partnership Expenses Support”) through the first anniversary of the Initial Closing Date. The Partnership will reimburse the Investment Advisor for such advanced
Initial Partnership Expenses Support each month by no later than the date that is sixty (60) months after the first anniversary of the Initial Closing Date, unless, upon request by the Investment Advisor, the Board agrees for the Partnership to reimburse the
Investment Advisor non-ratably for any month. The Investment Advisor will determine the portion of Initial Partnership
Expenses Support that is attributable to the Partnership or any portfolio entity, Feeder Fund, Parallel Partnership and/or
Intermediate Entity in its sole discretion.
The Investment Advisor will advance all of the Partnership’s Organizational and Offering Expenses on the Partnership’s
behalf (other than Subscription Fees and Servicing Fees) through the first anniversary of Initial Closing Date. The Partnership will reimburse the Investment Advisor for such advanced expenses each month ratably over the sixty (60) months following the first anniversary of the Initial Closing Date, unless, upon request by the Investment Advisor, the Board agrees for the
Partnership to reimburse the Investment Advisor non-ratably for any month.
Notwithstanding anything to the contrary, the Investment Advisor will forgo an amount of its monthly Management Fee and/or pay, absorb, or reimburse certain expenses of the Partnership, to the extent necessary so that, for the first full calendar year of the Partnership’s life, the Partnership’s annual Specified Expenses (as defined below) do not exceed 0.60% of the
Partnership’s NAV as of the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Partnership, including organizational and offering costs, with the exception of (i) the management fee, (ii)
the performance participation allocation, (iii) the servicing fee, (iv) any distribution fees or subscription fees payable to a distribution agent, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Partnership or any person through which the Partnership invests), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Partnership), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Investment Advisor).
In the normal course of business, the Partnership enters into contracts that provide a variety of general indemnifications.
Any exposure to the Partnership under these arrangements could involve future claims that may be made against the
Partnership. Currently, no such claims exist or are expected to arise and, accordingly, the Partnership has not accrued any liability in connection with such indemnifications.
Note 6. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the financial statements were issued.
Investment Advisory Agreement
On May 2, 2025, the Partnership entered into an Investment Advisory Agreement (the “Investment Advisory
Agreement”) with the Investment Advisor.
Unregistered Sales of Equity Securities
On May 2, 2025, the Partnership sold 130,000 unregistered Class X limited partnership units of the Partnership (the
“Class X Units”), at a price per Class X Unit of $25.00, for aggregate consideration of $3,250,000.
The offer and sale of the Class X Units were made as part of the Partnership’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder. Class X
Units were sold to operating partners of the Investment Advisor’s affiliates.

Stonepeak-Plus Infrastructure Fund LP
Notes to Financial Statements
(Unaudited)
Acquisition of Investments
On May 2, 2025 and May 3, 2025, the Partnership purchased investments from its affiliates through executed purchase and contribution agreements in exchange for a total cash consideration of $2,829,590.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Form 10. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
We were organized on April 29, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). We are considered an investment company under U.S. GAAP and follow the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946.
Results of Operations
As of March 31, 2025, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from our continuous private offering (the “Private Offering”) in order to conduct our business. We intend to acquire infrastructure assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities. Subscriptions for Units may be made on an ongoing basis, but will only be accepted as of the first calendar day of each month (a “Subscription Date”), unless the General Partner determines otherwise.
From December 31, 2024 (date we received our initial capital) through March 31, 2025, we had not commenced our principal operations and were focused on our formation and the registration statement for the Partnership. Our Form 10 registration statement automatically became effective on February 3, 2025.
Revenues
We plan to generate revenues primarily from our investments, including dividends, distributions and capital appreciation on our direct investments, secondary investments and primary commitments. To a lesser extent, we also plan to generate revenue in the form of interest income from our investments in Debt and Other Securities, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three months ended March 31, 2025, the Partnership incurred organization expenses of $1,515,295 which have been recorded as an expense on the statement of operations. As of March 31, 2025, organization expenses amounting to $4,143,283 are included within the
“Due to Affiliate” within the statements of assets and liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and will be amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three months ended March 31, 2025, the Partnership incurred offering costs of $757,175. As of March 31, 2025, offering costs amounting to $2,386,860 are included within the “Due to Affiliate” within the statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three months ended March 31, 2025, the Partnership incurred professional fees of $530,588. As of March 31,
2025, total professional fees amounting to $646,588 are included within “Due to Affiliate” within the statements of assets and liabilities.

Liquidity and Capital Resources
We have not yet commenced commercial activities. On December 31, 2024, the General Partner invested $1,000 for
General Partner Interests as our initial capital. As of March 31, 2025 and December 31, 2024, there are no Unitholders.
We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under the Repurchase Program (as described herein), and (v) cash distributions to the holders of our Units.
Cash Flows
On December 31, 2024, the Partnership was capitalized with a $1,000 investment by the General Partner. There have been no other cash flows from our inception through March 31, 2025.
As of March 31, 2025, we had not declared or paid any distributions.
Critical Accounting Policies
The preparation of the financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form
10-Q for a discussion concerning recent accounting pronouncements.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Results of Operations” above for our contractual obligations and commitments regarding payments due subsequent to March 31, 2025.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We had no operations as of March 31, 2025. We expect that our primary market risk exposure will be changes in fair values and interest rate risk with respect to our alternative infrastructure and infrastructure related investments. As of March 31,
2025, we had no alternative infrastructure and infrastructure related investments. The Investment Advisor will be responsible for the oversight of risks to our business.
Changes in Fair Value
With respect to our proposed business operations, we plan to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rates Risk
With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the
Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Neither we, the General Partner nor the Investment Advisor are currently subject to any pending material legal proceedings against us, the General Partner or the Investment Advisor. From time to time, we, the General Partner or the
Investment Advisor may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10.
In addition to the other information contained in the Form 10, Unitholders should specifically consider the following material risks, which update certain information contained in the Form 10. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face but do represent updates to certain risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Units could decline and Unitholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
Syndication/Warehousing of Pre-Identified Investments. The Stonepeak balance sheet will, directly or indirectly, in whole or in part, transfer or contribute to SP+ INFRA certain pre-identified investments that have been, or that are anticipated to be, initially committed to or made by Stonepeak prior to, on or after the Initial Closing Date (each, a “Pre-identified
Investments”).
In the event that Stonepeak is not successful in transferring or contributing a Pre-Identified Investment to SP+ INFRA or an Intermediate Entity, in whole or in part, SP+ INFRA may consequently hold a greater concentration of certain Investments than initially was intended, which could make SP+ INFRA more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. In addition, SP+ INFRA may not be able to raise sufficient funds to purchase all of the Pre-Identified Investments. In that case, the General Partner may determine to acquire some but not all of the assets held by Stonepeak and there is no guarantee that such acquired assets SP+ INFRA accepts will ultimately be the best performing assets of those available. Alternatively, if SP+ INFRA is not able to raise sufficient funds to purchase all or a significant portion of the Pre-Identified Investments, the General Partner may contribute such Pre-Identified Investments to SP+
INFRA in exchange for Class X Units, in which case the General Partner and its Affiliates will have a relatively greater percentage of SP+ INFRA as compared to third-party Unitholders and will be permitted to redeem such Class X Units through the Stonepeak Unit repurchase arrangement.
Stonepeak intends that each of the Pre-Identified Investments will be transferred or contributed to SP+ INFRA at the cost borne by Stonepeak to acquire each such Pre-Identified Investment, notwithstanding that the fair value of any such portfolio company may have declined below or increased above cost from the date of acquisition to the time of such transfer or contribution.
Any transaction fees or other fees received by Stonepeak and its affiliates before the Stonepeak balance sheet transfers or contributes a Pre-Identified Investment to SP+ INFRA will not be subject to the Management Fee offset provisions of the
Partnership Agreement.
SP+ INFRA shall not consummate any transfer or contribution of a Pre-Identified Investment to SP+ INFRA unless such transfer or contribution has been approved by the Independent Directors. Conflicts of interest are expected to arise in connection with these warehousing arrangements and any related affiliate transactions, including with respect to allocations, structuring, pricing, the timing of the transfer or contribution of each warehoused asset to SP+ INFRA and other terms of the transactions related thereto. For example, because the Stonepeak balance sheet intends to transfer or contribute each Pre-
Identified Investment at cost, Stonepeak will be incentivized to quickly transfer or contribute to SP+ INFRA those assets whose fair values are below cost and continue to hold those Pre-Identified Investments whose fair values are above cost in order to obtain the benefit of any uplift in the interim.
The General Partner is also permitted to borrow funds, including from affiliates of the General Partner, in order to purchase Pre-Identified Investments, as well as to, among other things, make, acquire, hold, finance (and re-finance) other
Investments. The General Partner will determine in its sole discretion the appropriate time, method and order in which SP+
INFRA will be required to pay, re-pay or reimburse the General Partner and its affiliates for any such loan(s) (and interest thereon). Because any loans provided to SP+ INFRA continue to accrue interest for so long as they are outstanding, the General
Partner will be incentivized to keep such amounts outstanding for an extended period of time. Investors should note that any loans extended by the General Partner and its affiliates to SP+ INFRA will not be subject to the limitations on borrowings set forth in the Partnership Agreement.
These conflicts related to the Pre-Identified Investments will not necessarily be resolved in favor of SP+ INFRA, and
Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Units, each Unitholder (i) by acquiring Units, shall be deemed to have acknowledged and consented to any actual or potential conflicts of interest relating to any Pre-Identified Investment (as more fully described in this Supplement), and (ii) by executing its
Subscription Agreement, shall be deemed to have acknowledged and/or consented to any arrangements and/or transactions relating to the transfer or contribution of any Pre-Identified Investment to SP+ INFRA and such Unitholder’s participation therein for purposes of the Partnership Agreement and applicable law (including, without limitation, for purposes of Section
206(3) of the Advisers Act).
Passive Minority Investment by Blue Owl. On June 28, 2023, Stonepeak accepted a minority investment from investment vehicles managed by Blue Owl Capital Inc.’s (“Blue Owl”) GP Strategic Capital platform (formerly known as Dyal
Capital), a capital provider for institutional alternative asset managers. Blue Owl made a follow-on investment in Stonepeak in
May 2024. In sum, Blue Owl Capital and other third-party strategic investors (together, “Third Party Owners”) are, in the aggregate, indirectly entitled to receive less than 17% of the fee income of Stonepeak (including management fee income and other income generated from the acquisition, ongoing advisory and transaction fees received by the Investment Advisor in connection with investments by SP+ INFRA) and less than 17% of the carried interest income with respect to Stonepeak funds
(including the General Partner). Each such Third-Party Owner currently has no control over the day-to-day operations or investment decisions of Stonepeak as they relate to SP+ INFRA, but does have certain customary minority protection rights.
Please refer to the Form ADV of Stonepeak Partners LP for additional information regarding the foregoing transaction.
Geopolitical Conflicts and Risk. As economies and financial markets worldwide become increasingly interconnected, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., EU, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on the operations, risk profile, and value of SP+ INFRA and its portfolio companies, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.
Trade Policy Uncertainty. Political leaders in the U.S. and certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. The
U.S. government has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy, and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products in the future. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. All of these factors could depress economic activity and adversely affect the financial performance of SP+ INFRA and its Investments.
In addition, a continued trade dispute between the U.S. and China would be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and/or additional potential risks and consequences for SP+ INFRA and its Investments.
While this dispute has already had negative economic consequences on the U.S. markets, there could be additional significant impacts on the industries in which SP+ INFRA participates, the jurisdiction of SP+ INFRA’s portfolio companies and / or other adverse impacts on SP+ INFRA and its investments. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for SP+ INFRA or its investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the
Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement
(as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	05/08/25
10.1	Investment Advisory Agreement	8-K	000-56711	10.1	05/08/25
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*    Filed herewith.
**  Furnished herewith.
The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and unitholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stonepeak-Plus Infrastructure Fund LP

Date: May 14, 2025	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Steve Mlynar
Steve Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)