Form 10-Q
period 2025-06-30
Stonepeak-Plus Infrastructure Fund LP
filed 2025-08-14
CIK 2045458

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, the registrant had the following limited partnership units outstanding: 8,945,579 units of Class A-1a, 1,357,958 units of Class A-1b,
1,163,964 units of Class A-1c, 177,892 units of Class F-1, 15,786 units of Class I-1, 228,304 units of Class X and no units of Classes D-1, D-2, F-2, F-3, F-4,
I-2, S-1 and S-2.

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
The investment activities of SP+ INFRA are carried out mainly through the Master Aggregator, a non-consolidated affiliate of the Partnership. As such, we believe it is important to present information for both the Partnership and the Master
Aggregator in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.”
This Quarterly Report on Form 10-Q does not constitute an offer of SP+ INFRA or any Other Stonepeak Accounts.

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
Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in the
Quarterly Report on Form 10-Q for the period ended March 31, 2025 and in the Amendment No. 1 to Form 10 Registration
Statement (the “Form 10”), filed on January 31, 2025 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at
www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings and should not be regarded as a representation by us that our plans and objectives will be achieved. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Affiliated Investments at fair value (Cost $289,583,731 as of June 30, 2025)	$319,389,701	$—
Cash	1,000	1,000
Deferred offering costs	1,078,275	—
Total Assets	$320,468,976	$1,000

Liabilities
Due to affiliate	$8,718,948	$—
Accrued performance participation allocation	3,743,263	—
Accounts payable and accrued expenses	747,981	—
Management fee payable	121,275	—
Servicing fee payable	8,693,459	—
Total Liabilities	22,024,926	—

Commitments and contingencies (See Note 7)

Net Assets	298,444,050	1,000

Net Assets are comprised of
Limited Partnership Unit - Class A-1a Units, unlimited Units authorized, 8,307,405 Units issued and outstanding	218,918,667	—
Limited Partnership Unit - Class A-1b Units, unlimited Units authorized, 1,357,958 Units issued and outstanding	36,442,063	—
Limited Partnership Unit - Class A-1c Units, unlimited Units authorized, 1,163,964 Units issued and outstanding	31,799,065	—
Limited Partnership Unit - Class F-1 Units, unlimited Units authorized, 177,892 Units issued and outstanding	4,859,957	—
Limited Partnership Unit - Class X Units, unlimited Units authorized, 228,304 Units issued and outstanding	6,317,331	—
General Partner Interest	—	1,000
Non-Controlling Interests in Consolidated Entities	106,967	—
Total Net Assets	$298,444,050	$1,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* For the period ended April 29, 2024 (“Inception”) through June 30, 2024.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024*	2025	2024*
Operating expenses
Organization costs	$2,231,829	$571,543	$3,747,124	$571,543
Performance participation allocation	3,743,263	—	3,743,263	—
Professional fees	817,278	—	1,347,866	—
Amortization of offering costs	215,655	—	215,655	—
Management fee, gross	228,788	—	228,788	—
Marketing expenses	126,805	—	213,163	—
Net accretion of interest on servicing fee payable	71,846	—	71,846	—
Other Fees	63,358	—	119,858	—
Total operating expenses	7,498,822	571,543	9,687,563	571,543
Management fee offset	(107,513)	—	(107,513)	—
Net operating expenses	7,391,309	571,543	9,580,050	571,543
Operating expenses payable by an affiliate of the Investment Advisor (Note 5)	—	(571,543)	—	(571,543)
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 5)	—	—	2,743,988	—
Net investment income/(loss)	(7,391,309)	—	(12,324,038)	—
Net realized and change in unrealized gain/(loss) on investments
Net change in unrealized gain/(loss) on investments	29,805,970	—	29,805,970	—
Net realized and change in unrealized gain/ (loss) on investments	29,805,970	—	29,805,970	—
Net increase/(decrease) in net assets resulting from operations	22,414,661	—	17,481,932	—
Less: Net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	6,967	—	6,967	—
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund LP	$22,407,694	$—	$17,474,965	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2025
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at March 31, 2025	$—	$—	$—	$—	$—	$(4,931,729)	$—	$(4,931,729)
Net investment income/(loss)	(9,184,412)	(1,495,887)	(1,277,536)	(195,250)	(170,425)	4,932,729	(528)	(7,391,309)
Proceeds from Units issued	214,115,050	35,000,000	30,000,000	4,585,000	5,783,681	(1,000)	100,000	289,582,731
Servicing fees	(7,970,195)	(651,418)	—	—	—	—	—	(8,621,613)
Net change in unrealized gain/(loss) on investments	21,958,224	3,589,368	3,076,601	470,207	704,075	—	7,495	29,805,970
Balance at June 30, 2025	$218,918,667	$36,442,063	$31,799,065	$4,859,957	$6,317,331	$—	$106,967	$298,444,050

	Six Months Ended June 30, 2025
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at January 1, 2025	$—	$—	$—	$—	$—	$1,000	$—	$1,000
Net investment income/(loss)	(9,184,412)	(1,495,887)	(1,277,536)	(195,250)	(170,425)	—	(528)	(12,324,038)
Proceeds from Units issued	214,115,050	35,000,000	30,000,000	4,585,000	5,783,681	(1,000)	100,000	289,582,731
Servicing fees	(7,970,195)	(651,418)	—	—	—	—	—	(8,621,613)
Net change in unrealized gain/(loss) on investments	21,958,224	3,589,368	3,076,601	470,207	704,075	—	7,495	29,805,970
Balance at June 30, 2025	$218,918,667	$36,442,063	$31,799,065	$4,859,957	$6,317,331	$—	$106,967	$298,444,050
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2025
Operating activities
Net increase/(decrease) in net assets resulting from operations	$17,481,932
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchases of investments	(289,583,731)
Net change in unrealized (gain)/loss on Investments	(29,805,970)
Amortization of offering costs	215,655
Net accretion of interest on servicing fee payable	71,846
Changes in assets and liabilities
Accounts payable and accrued expenses	747,981
Due to affiliate	7,425,018
Accrued performance participation allocation	3,743,263
Management fee payable	121,275
Net cash used in operating activities	$(289,582,731)
Financing activities
Proceeds from Units issued	289,582,731

Net cash provided by financing activities	$289,582,731

Cash
Net increase in cash	$—
Cash, beginning of period	$1,000
Cash, end of period	$1,000

Supplemental Disclosure of Non-Cash
Financing Activities
Servicing fee payable	$8,621,613
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
2 EMEA is defined as Europe, Middle East and Africa.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Schedule of Investments (Unaudited)

	As of June 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other investments	LP Interest	Digital Infrastructure	EMEA[2]	$3,269,138	$3,514,174	1.2%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	285,776,113	315,336,578	105.7%
Stonepeak-Plus Infrastructure Fund Aggregator I LP	LP Interest	Various	Americas	538,480	538,949	0.2%
Total Affiliated Investments				$289,583,731	$319,389,701	107.1%
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) is a Delaware limited partnership which was formed on
April 29, 2024. The Partnership is governed by its Amended and Restated Limited Partnership Agreement dated as of May 2,
2025 (as amended, restated and/or supplemented from time to time, the “Partnership Agreement”). The Partnership was initially formed under the name “Stonepeak Access Fund LP” and has changed its name pursuant to an amendment to the certificate of limited partnership of the Partnership, as filed in Delaware on October 15, 2024, to “Stonepeak-Plus Infrastructure Fund LP”.
The Partnership is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as
amended (the “1940 Act”). Stonepeak-Plus Infrastructure Fund Advisors LLC (the “Investment Advisor”) is the investment advisor of the Partnership. The Investment Advisor is a registered investment advisor with the U.S. Securities and Exchange
Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) by virtue of being a relying adviser of one of its affiliates.
Stonepeak-Plus Infrastructure Fund (TE) LP (the “Feeder Fund”), a Delaware limited partnership, is a feeder vehicle for the Partnership. The Feeder Fund intends to invest all or substantially all of its assets in the Partnership. The Feeder Fund was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors.
Stonepeak-Plus Infrastructure Fund Associates LP (the “General Partner”) may create one or more parallel vehicles established by, or at the direction of, the General Partner or any Affiliate thereof to invest alongside the Partnership in Stonepeak-Plus
Infrastructure Fund Master Aggregator LP (the “Master Aggregator”), a Cayman Islands exempted limited partnership, or any other Intermediate Entity (collectively, “Parallel Funds”) to accommodate legal, tax, regulatory, compliance, or certain other operational requirements which will generally co-invest (either directly or indirectly) in its investments with the Partnership on a pro rata basis. The General Partner may, in its sole discretion, cause the Partnership to hold certain investments directly or indirectly through (i) one or more corporations or (ii) one or more limited liability companies or limited partnerships or other similar entities (each, a “Lower Fund” and together with any corporation, and including Stonepeak-Plus Infrastructure Fund
Aggregator I LP, the Master Aggregator and any other vehicle(s) used to aggregate the holdings of the Fund and any Parallel
Funds, “Intermediate Entities”). Overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Partnership’s Board of Directors (the “Board of Directors” or “Board”).
Investment operations commenced on May 2, 2025 (the “Initial Closing Date”) when the Partnership sold unregistered limited partnership units to third parties and commenced its investment activities.
The Partnership’s investment objective is to deliver total returns, with a focus on capital appreciation and generating current income through its investments. The Partnership seeks to achieve this investment objective by providing access to the talent and investment capabilities of the investment program designed to offer eligible individuals access to Stonepeak’s infrastructure platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily in, or alongside, other investment vehicles managed by the Investment Advisor or affiliated investment advisors.
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the
“Administrator”), under which the Administrator provides various accounting and administrative services to the Partnership.
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at the Master Aggregator. For both the three and six months ended June 30, 2025, the Master Aggregator accrued an
Administration Fee of $117,894.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Partnership’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The
Condensed Consolidated Statements of Assets and Liabilities as of December 31, 2024 was derived from the audited annual financial statements. The condensed consolidated financial statements as of June 30, 2025, including these notes, are unaudited.
Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”)
Accounting Standards Codification (“ASC”) Topic 946. The functional currency of the Partnership is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency.
Principles of Consolidation
In accordance with ASC Topic 946, the Partnership generally does not consolidate investments unless the Partnership has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Partnership. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. The General
Partner determines whether the Partnership has a controlling financial interest in an investment company at such company’s inception and continuously reconsiders that conclusion. For wholly owned and substantially wholly owned interests in investment companies, the General Partner assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether the Partnership holds a controlling financial interest.
Performance of that analysis requires the exercise of judgment.
The Partnership has a controlling financial interest in Stonepeak-Plus Infrastructure Fund Lower Fund VI-A LP (“Lower
Fund VI-A”) which wholly owns Stonepeak-Plus Infrastructure Fund Holdco A (CYM) LLC (“Holdco A,” collectively with
Lower Fund VI-A, the “Consolidated Entities”), and as a result these entities are consolidated for reporting purposes. All intercompany balances have been eliminated in consolidation.
The Partnership does not have a controlling financial interest in and, as a result, does not consolidate the Master
Aggregator, nor any other reporting entities within SP+ INFRA (defined as the Fund, together with any Parallel Funds, any
Feeder Funds, the Aggregators, the Lower Funds and any other Intermediate Entities, collectively) except for the entities noted
above, because (a) the General Partner is not acting solely on behalf of the Partnership as it carries out its duties and (b) the
Partnership does not absorb essentially all of the Master Aggregator’s variability. At each reporting date, the General Partner assesses whether the Partnership has a controlling financial interest in the Master Aggregator or any other reporting entities within SP+ INFRA, and any associated consolidation implications.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the
Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.
Valuation of Investments at Fair Value
The Partnership has indirect exposure to gains and losses on underlying investments because it invests in the
Intermediate Entities which, in turn, hold such underlying investments through the Intermediate Entities’ subsidiaries.
Valuations of investments held by the Intermediate Entities are disclosed in the notes to the Master Aggregator’s condensed consolidated financial statements included in this report. For information regarding net realized and change in unrealized gains

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and losses on such investments held indirectly by the Partnership, see the Master Aggregator’s condensed consolidated financial statements attached to this condensed consolidated financial statement included in this report.
The Partnership measures its investment in the Intermediate Entities at fair value using the net asset value of the
Intermediate Entities. The net asset value of the Intermediate Entities is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Intermediate Entities’ net asset value is not published or the basis for current transactions, (b) the Intermediate Entities are investment companies and (c) the net asset value of the Intermediate Entities are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Intermediate Entities are presented within net change in unrealized gain (loss) on investments in the Condensed Consolidated Statements of Operations.
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Master Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Master
Aggregator holds a large position and a sale could reasonably impact the quoted price.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.
In certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Advisor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Cash
Cash consists of a demand deposit held with a nationally recognized financial institution, which at times may exceed federally insured limits.
Income Recognition
The Partnership recognizes interest income from its affiliated investments when earned pursuant to the terms of the respective investment. The Partnership recognizes dividend income from investments when earned. In the case of proceeds

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
received from investments, the General Partner determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For both the three and six months ended June 30, 2024, the Partnership incurred organization expenses of $571,543. For the three and six months ended June 30, 2025, the Partnership incurred organization expenses of $2,231,829 and $3,747,124, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of June 30, 2025, organization expenses amounting to $6,375,112 and $4,781 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. The
Partnership did not incur offering costs for both the three and six months ended June 30, 2024. For both the three and six months ended June 30, 2025, the Partnership recognized amortization of offering costs in the amount of $215,655. As of
June 30, 2025, offering costs amounting to $1,293,930 and $1,078,275 are included within Due to affiliate and Deferred offering costs, respectively, in the condensed consolidated statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and six months ended June 30, 2025, the Partnership incurred professional fees of $817,278 and $1,347,866, respectively. As of June 30, 2025, total professional fees of $604,666 and $743,200 are included within Due to affiliate and
Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Income Taxes
The Partnership is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to U.S.
federal income taxes, and is generally not directly subject to U.S. state income taxes. The Partnership is subject to the provisions of the Accounting Standard Codification (“ASC”) Topic 740-10 “Accounting for Uncertainty in Income Taxes”.
This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the condensed consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. The General Partner has analyzed the
Partnership’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that there were no uncertain tax positions that require a provision for income tax in the Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2025. Interest and penalties assessed by the tax authorities would be recognized as expenses in the period in which they were incurred and are presented as other expenses in the condensed consolidated statement of operations. For the three and six months ended June 30,
2025, there were no income tax expenses and no interest and penalties were incurred.
As of June 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
Dividends, as well as certain interest and other income received by the Partnership from sources within the U.S., may be subject to, and reflected gross of, U.S. withholding tax. Interest, dividends and other income realized by the Partnership from
non-U.S. sources and capital gains realized on the sale of non-U.S. investments may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Amounts withheld for the payment of U.S. or foreign withholding tax are treated as if such amounts were realized and recognized by the Partnership and distributed to the partners.
No provisions have been made in the accompanying condensed consolidated financial statements for federal, state and local income taxes since such liabilities are the responsibility of the individual partners.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment Reporting
The Partnership operates through a single reportable segment. The chief operating decision maker (the “CODM”) is the
Chief Executive Officer of the Partnership. The CODM assesses the performance of, allocates resources to and makes operating decisions for the Partnership primarily based on the Partnership’s Net Increase in Net Assets Resulting from Operations.
Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as
Total Assets and reportable segment significant expenses that are regularly provided to the CODM are listed on the accompanying Condensed Consolidated Statements of Operations.
New Accounting Standards
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting
Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU
2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses.” The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15,
2027 with early adoption permitted. The Partnership is currently evaluating the impact that this change will have on the
Partnership's condensed consolidated financial statements.
Note 3. Investment in the Master Aggregator
The Partnership recognizes dividend income when earned at the time of receipt of proceeds from the Master Aggregator.
The Partnership has an interest of 65.9% and 0% in the Master Aggregator as of June 30, 2025 and December 31, 2024,
respectively. The remaining interest in the Master Aggregator is held by Stonepeak-Plus Infrastructure Master Fund SCSp-
RAIF and the General Partner. The Partnership’s interest in the Master Aggregator may result in the Partnership indirectly holding investments of the Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the
Partnership. For a listing of investments that may proportionally exceed 5% of the Partnership’s net assets, see the Master
Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed consolidated financial statements.
Note 4. Investments and Fair Value Measurement
The following table summarizes the valuation of investments by the fair value hierarchy levels as of June 30, 2025:

	As of June 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$1,000	$—	$—	$—	$1,000
Total cash	1,000	—	—	—	1,000
Investments
Affiliated Investee Funds	—	—	—	315,875,527	315,875,527
Total investments	—	—	—	315,875,527	315,875,527
Other Affiliated Investments
Other Investments	—	—	3,514,174	—	3,514,174
Total other affiliated investments	—	—	3,514,174	—	3,514,174

	$1,000	$—	$3,514,174	$315,875,527	$319,390,701

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of June 30, 2025:

	Fair Value	Valuation techniques	Unobservable Input	Ranges	Weighted- average	Impact to valuation from an increase in input
Financial Assets
Other Affiliated Investments
Other Investments	$3,514,174	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Multiple	18.0x	18.0x	Higher
Total Other Affiliated Investments	$3,514,174
•LQA EBITDA Multiple represents EBITDA for the last quarter annualized from exit date.
The significant unobservable inputs used in the fair value measurement of the Partnership’s affiliated other investments are the discount rate and the LQA EBITDA Multiple. Significant increases in the discount rate and the LQA EBITDA Multiple would have resulted in a significantly lower and higher fair value measurement respectively.
For the three and six months ended June 30, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Portfolio Companies	Total	Portfolio Companies	Total
Balance, beginning of period	$—	—	$—	—
Purchases	3,269,138	3,269,138	3,269,138	3,269,138
Change in gain/(loss) included in net assets	245,036	245,036	245,036	245,036
Balance, end of period	$3,514,174	$3,514,174	$3,514,174	$3,514,174

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$245,036	$245,036	$245,036	$245,036
NAV as a Practical Expedient
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of June 30, 2025:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$315,336,578
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$538,949
Total Affiliated Investee Funds	$—	$315,875,527
Note 5. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of June 30, 2025, an affiliate of the Investment Advisor has advanced total costs of $8,718,948 all of which are

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the condensed consolidated statements of assets and liabilities within Due to affiliate.
Investment Advisory Agreement
The Partnership has entered into an investment advisory agreement with the Investment Advisor (the “Investment
Advisory Agreement”). The Investment Advisor provides investment advisory services to the Partnership pursuant to the
Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Investment Advisor is
responsible for monitoring and evaluating the Partnership’s Investments, originating and recommending investment opportunities that are consistent with the investment objective and strategy of the Partnership, among other responsibilities.
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each Class of Units payable by the Partnership directly or indirectly through an
Intermediate Entity equal to the product of (x) the Applicable Management Fee Percentage (as specified in the table below)
with respect to such Class of Units and (y) the month-end Net Asset Value attributable to such Class of Units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation
Allocation, Unit repurchases (and pending repurchases), any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity through which the Partnership indirectly invests in an Investment (or any comparable entities of other investment vehicles managed by the Investment Advisor or its Affiliates in which the Partnership directly or indirectly participates) or taxes paid by any such entity during the applicable month. The Partnership, the Feeder Fund and any Parallel
Fund will each be obligated to pay its proportional share of the Management Fee with respect to each Class of Units.

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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During both the three and six months ended June 30, 2025, the Partnership accrued Management Fees of $121,275. The
Management Fee is net of $107,513 in management fee offset (the “Management Fee Offset”) which consists of transaction fees payable to an affiliate of the Partnership.
Partnership Agreement
The Partnership has entered into the Partnership Agreement with the General Partner. Under the terms of the Partnership
Agreement, overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Servicing Fee
Each of the Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1 Units, and Class S-2 Units
bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class
A-1a Units, 0.25% with respect to Class A-1b Units, Class D-1 Units and Class D-2 Units, and 0.85% with respect to Class S-1
Units and Class S-2 Units, of the NAV of such Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1
Units and Class S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, repurchases, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and Unitholders are not billed separately for payment of the fees.
The Investment Advisor remits payment of the ongoing Servicing Fees on behalf of the Partnership and is reimbursed by the Partnership for such payments.
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the
Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the
Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest. The Partnership accrues the cost of the servicing fees over the estimated life of the Units, at present value at the time the Units are sold. Interest expense is accrued over the estimated life of the Units and recorded in the condensed consolidated statement of operations as accretion of interest on servicing fee payable. For both the three and six months ended June 30, 2025, the net accretion of interest on servicing fee payable was $71,846 and as of June 30, 2025 the Servicing Fee Payable was $8,693,459.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
•First, if the Total Return (as defined below) for the applicable period exceeds the sum of (i) the Hurdle Amount (as defined below) for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Recipient pursuant to this clause; and;
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining excess profits.
“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:
(i)all distributions accrued or paid (without duplication) on the interests of the Master Aggregator or other Intermediate
Entity(ies) outstanding at the end of such period since the beginning of such Reference Period plus
(ii)the change in aggregate NAV of such interests of the Master Aggregator and other Intermediate Entity(ies) since the beginning of such Reference Period, before giving effect to (x) changes resulting solely from the proceeds of issuance of interests, (y) any allocation/accrual to the Performance Participation Allocation and (z) applicable Servicing Fees; provided, that the aggregate NAV of such interests of the Lower Funds shall be calculated without taking into account any accrued and unpaid taxes of any Intermediate Entity (or the receipts of such Intermediate Entity) through which the Partnership indirectly invests in an investment or any comparable entities of any Other Stonepeak Account, or taxes paid by any such entity since the end of the prior Reference Period minus
(iii)all Partnership Expenses of SP+ INFRA (to the extent not already reflected in clause (ii)) but excluding Servicing
Fees.
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
“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5% annualized internal rate of return on the NAV of interests of the Master Aggregator or other Intermediate Entity(ies) outstanding at the beginning of the then-current Reference Period and all interests of the Master Aggregator or other Intermediate Entity(ies) issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account: (i) the timing and amount of all distributions accrued or paid (without duplication) on all such interests; and (ii) all issuances of interests over the period. The ending NAV of interests of the Master Aggregator or other Intermediate Entity(ies)
used in calculating internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance
Participation Allocation and applicable Servicing Fees and without taking into account any accrued and unpaid taxes of any
Intermediate Entity (or the receipts of such Intermediate Entity) through which the Partnership indirectly invests in an
Investment or any comparable entities of any Other Stonepeak Account, or taxes paid by any such Intermediate Entity since the end of the prior Reference Period. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Units repurchased during such period, which Units will be subject to the Performance Participation Allocation upon repurchase as described above.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
For the period from the Initial Closing Date to June 30, 2025, the Partnership accrued $3,743,263 of Performance
Participation Allocation.
Unit Repurchase Program
The Partnership has implemented a Unit repurchase program (the “Unit Repurchase Program”) in which it intends to periodically offer to repurchase up to 5% of Units outstanding (either by number of Units or aggregate NAV). Unit Repurchase offers are expected to commence in the quarter following the quarter of the Initial Closing Date. Under the Unit Repurchase
Program, to the extent the Partnership offers to repurchase Units in any particular quarter, the Partnership expects to repurchase
Units pursuant to quarterly tender offers using a purchase price equal to the NAV per unit as of a date specified in the repurchase offer.
In recognition of SP Investors’ (as defined below) supporting the Partnership’s initial and potential future acquisitions, the Partnership’s Board of Directors has adopted an arrangement to repurchase any Class X Units acquired by SP Investors. On the last calendar day of each month, the Partnership expects to offer to repurchase Class X Units of the Partnership from SP
Investors having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions for Units in the offering of the Partnership’s Units that month (which subscriptions will be accepted on or after the first calendar day of the following month) less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow) of Units repurchased by the Partnership during such month pursuant to the
Partnership’s Unit Repurchase Program. In addition to the Monthly Repurchase Amount for the applicable month, the
Partnership will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased.
The price per Class X Unit for repurchases from SP Investors will be the transaction price in effect for the Class X Units at the time of repurchase. This Unit repurchase arrangement is not subject to any time limit and will continue until the Partnership has repurchased all of SP Investors’ Class X Units. Other than the Monthly Repurchase Amount limitation, the Unit repurchase arrangement for SP Investors is not subject to the repurchase limitations in the Partnership’s Unit Repurchase Program. As of
June 30, 2025 and December 31, 2024 no Class X Units are held by the SP Investors.
“Excess Operating Cash Flow” means, for any given quarter, the Partnership’s net cash provided by operating activities, if any, less any amount of such cash used, or designated for use, to pay distributions to Unitholders.
“SP Investors” refers collectively to Stonepeak Partners LP and its subsidiaries and affiliated entities.
Notwithstanding the foregoing, no repurchase offer will be made to SP Investors during any month in which (1) the 5%
quarterly repurchase limitation of the Partnership’s Unit Repurchase Program has been decreased or (2) the full amount of all
Units requested to be repurchased under the Partnership’s Unit Repurchase Program is not repurchased. Additionally, the
Partnership may elect not to offer to repurchase Units from SP Investors, or may offer to purchase less than the Monthly
Repurchase Amount, if, in the Partnership’s judgment, the Partnership determines that offering to repurchase the full Monthly
Repurchase Amount would place an undue burden on the Partnership’s liquidity, adversely affect the Partnership’s operations or risk having an adverse impact on the Partnership as a whole. Further, the General Partner may modify, suspend or terminate this Unit repurchase arrangement if it deems such action to be in the Partnership’s best interests and the best interests of the
Partnership’s Unitholders. SP Investors will not request that its Class X Units be repurchased under the Partnership’s Unit
Repurchase Program. The repurchase price is calculated based on the NAV.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Reimbursable Expenses Previously Borne by An Affiliate of the Investment Advisor
During both the three and six months ended June 30, 2024, an affiliate of the Investment Advisor had advanced organizational costs and professional fees of $571,543. For the six months ended June 30, 2025, the Partnership determined it was probable that they would commence operations and had in fact commenced operations thus incurring these previously advanced costs for a total of $2,743,988.
Acquisition of certain Affiliated Investments
For both the three and six months ended June 30, 2025, the Partnership purchased investments from an affiliate of the
Investment Advisor, at a discount to fair market value in exchange for a total cash consideration of $3,269,138, as governed by the executed purchase and contribution agreements. From time to time the Partnership may acquire additional investments from its affiliates.
Note 6. Net Assets
The Partnership, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each
Unit Class (as defined below).
The Partnership offers fourteen classes of limited partnership units (the “Units”): Class A-1a, Class A-1b, Class A-1c,
Class D-1, Class D-2, Class F-1, Class F-2, Class F-3, Class F-4, Class I-1, Class I-2, Class S-1, Class S-2 and Class X (each a
“Unit Class” or a “Class”). The purchase price per Unit of each Class is equal to the transactional NAV per Unit (i.e., the price at which transactions in the Partnership’s Units are made) for such Class as of the last calendar day of the immediately preceding month. Before the Partnership had determined its first transactional NAV, the subscription price for Units was $25.00 per Unit plus applicable Subscription Fees. The Partnership will only accept subscriptions as of the first calendar day of each month (a “Subscription Date”), unless the General Partner determines otherwise. There are variations between these Unit
Classes including Subscription Fees, Servicing Fees, Management Fees and minimum investment limits.
On December 31, 2024, the General Partner invested $1,000 for no Units as its initial capital. As of June 30, 2025 and
December 31, 2024, there were 11,235,523 Units and no Units outstanding, respectively.
The following tables present transactions in the Units during the three and six months ended June 30, 2025:

	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-X	Total
Units Outstanding as of March 31, 2025	—	—	—	—	—	—
Units issued during the period	8,307,405	1,357,958	1,163,964	177,892	228,304	11,235,523
Units Outstanding as of June 30, 2025	8,307,405	1,357,958	1,163,964	177,892	228,304	11,235,523

	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-X	Total
Units Outstanding as of January 1, 2025	—	—	—	—	—	—
Units issued during the period	8,307,405	1,357,958	1,163,964	177,892	228,304	11,235,523
Units Outstanding as of June 30, 2025	8,307,405	1,357,958	1,163,964	177,892	228,304	11,235,523
Unless specific to a class, income and expenses are allocated proportionate to the class's share of the Net Asset Value.
For the three and six months ended June 30, 2025, the net investment income also includes a reallocation of Partnership expenses from the General Partner.
Note 7. Commitments and Contingencies
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Note 8. Financial Highlights
The following financial highlights for the six months ended June 30, 2025 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual
Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025(a)
	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-X
Per Unit Data
Net asset value, beginning of period	$—	$—	$—	$—	$—
Net investment income/(loss)	(1.11)	(1.10)	(1.10)	(1.10)	(0.96)
Net change in unrealized gain/(loss) on investments	2.64	2.64	2.64	2.64	3.30
Net increase/(decrease) in net assets resulting from operations	1.54	1.54	1.55	1.55	2.34
Proceeds from Units issued	25.77	25.77	25.77	25.77	25.33
Servicing fees	(0.96)	(0.48)	—	—	—
Net increase/(decrease) in net assets	26.35	26.84	27.32	27.32	27.67
Net asset value, end of period	$26.35	$26.84	$27.32	$27.32	$27.67
Units outstanding, end of period	8,307,405	1,357,958	1,163,964	177,892	228,304
Total return based on change in net asset value(b)	2.24%	4.12%	6.00%	6.00%	9.24%

Ratios to weighted-average net assets (non-annualized)
Expenses without waivers/offsets(c)	(4.32)%	(4.31)%	(4.29)%	(4.29)%	(8.00)%
Expenses and management fees waivers/offsets(c)	0.04%	0.04%	0.04%	0.04%	—%
Total expenses	(4.29)%	(4.27)%	(4.25)%	(4.25)%	(8.00)%
Accrued Performance Participation Allocation	(1.32)%	(1.32)%	(1.32)%	(1.32)%	—%

Net investment income/(loss)	(4.29)%	(4.27)%	(4.25)%	(4.25)%	(8.00)%
(a)  Amounts may not add due to rounding.
(b)  Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.
(c) Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Deferred Financing Cost
Amortization, Administration Fees and Other.
Note 9. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law. The impact of the OBBBA and any potential tax changes on an investment in the Partnership is uncertain. The Partnership is currently evaluating the provisions of the OBBBA, but does not expect the OBBBA to have a material impact on the Partnership’s financial position and/or results of operations.
Credit Facility Agreement
On July 16, 2025, the Master Aggregator entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $100 million subject to customary conditions. The available capacity under the Credit Agreement may be increased up to an amount agreed by the increasing lenders, and in certain cases, subject to the consent of the
Administrative Agent (as defined below), provided that the Master Aggregator maintains a loan to value ratio of not more than an amount set forth in the Credit Agreement.
The parties to the Credit Agreement include the Master Aggregator, certain affiliated holding vehicles of the Partnership, as guarantors, ING Capital LLC, as administrative agent (in such capacity, the “Administrative Agent”), the mandated lead arranger, the sole bookrunner, the letter of credit issuer and a lender, and certain other lenders as identified in the Credit
Agreement. The Credit Agreement matures on July 16, 2027, subject to a 364-day extension option requiring approval by the
Administrative Agent and extending lenders and the satisfaction of customary conditions.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the Credit Agreement, borrowings will bear interest, at the Master Aggregator’s discretion, at a rate of the (i)
Secured Overnight Financing Rate (as calculated under the Credit Agreement, or a similar benchmark rate for approved foreign currencies) plus a spread of 2.40% per annum, or (ii) Reference Rate (as defined in the Credit Agreement) plus a spread of
1.40%. Such rates may be increased in accordance with the terms of the Credit Agreement on any principal or interest on such amount of such borrowing that is overdue.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Affiliated Investments at fair value (Cost $401,379,610 as of June 30, 2025)	$447,566,853	$—
Other Investments at fair value (Cost $11,733,079 as of June 30, 2025)	11,733,079	—
Cash and cash equivalent	26,861,395	—
Due from Affiliates	348,055	—
Total Assets	$486,509,382	$—

Liabilities
Due to affiliate	$6,569,960	$—
Accounts payable & accrued expenses	975,391	—
Total Liabilities	7,545,351	—

Commitments and contingencies (See Note 6)

Net Assets	478,964,031	—

Net Assets
Limited Partners Interest	477,887,629	—
General Partner Interest	544,255	—
Non-Controlling Interests in Consolidated Entities	532,147	—
Total Net Assets	$478,964,031	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Income
Interest income	$1,160,184	$1,160,184
Dividend income	379,693	379,693
Total income	1,539,877	1,539,877
Operating expenses
Organizational costs	381,794	381,794
Professional fees	779,459	936,966
Other expense	32,033	32,033
Marketing expense	7,266	7,266
Total operating expenses	1,200,552	1,358,059
Net investment income/(loss)	339,325	181,818
Net realized and unrealized gain on investments
Net realized gain on investments	9,578	9,578
Net change in unrealized gain on investments	46,187,243	46,187,243
Net realized and unrealized gain/(loss) on investments	46,196,821	46,196,821
Net increase/(decrease) in net assets resulting from operations	46,536,146	46,378,639
Less: Net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	39,242	39,242
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$46,496,904	$46,339,397
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2025
	Limited Partners Interest	General Partner’s Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets
Balance at March 31, 2025	$—	$(157,507)	$—	$(157,507)
Proceeds from Contributions	431,600,872	491,614	492,906	432,585,392
Net investment income/(loss)	177,607	157,710	4,008	339,325
Net realized gain/(loss) on investments	9,563	11	4	9,578
Net change in unrealized gain/(loss) on investments	46,099,587	52,427	35,229	46,187,243
Balance at June 30, 2025	$477,887,629	$544,255	$532,147	$478,964,031

	Six Months Ended June 30, 2025
	Limited Partners Interest	General Partner’s Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets
Balance at January 1, 2025	$—	$—	$—	$—
Proceeds from Contributions	431,600,872	491,614	492,906	432,585,392
Net investment income/(loss)	177,607	203	4,008	181,818
Net realized gain/(loss) on investments	9,563	11	4	9,578
Net change in unrealized gain/(loss) on investments	46,099,587	52,427	35,229	46,187,243
Balance at June 30, 2025	$477,887,629	$544,255	$532,147	$478,964,031
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2025
Operating activities
Net increase in net assets resulting from operations	$46,378,639
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(413,112,689)
Distribution on investments	9,578
Net change in unrealized (gain)/loss on investments	(46,187,499)
Net realized (gain)/loss on investments	(9,578)
Changes in assets and liabilities
Due from affiliates	(348,055)
Due to affiliates	382,668
Accounts payable and accrued expenses	975,647
Net cash used in operating activities	$(411,911,289)

Financing activities
Proceeds from contributions	432,585,392
Proceeds from borrowings from affiliates	6,187,292
Net cash provided by financing activities	$438,772,684

Cash and cash equivalent
Net increase/(decrease) in cash and cash equivalent	$26,861,395
Cash and cash equivalent, beginning of period	—
Cash and cash equivalent, end of period	$26,861,395
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 APAC is defined as Asia Pacific
2 EMEA is defined as Europe, Middle East, and Africa.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)

	June 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787,306	$42,953,714	9.0%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,514,754	15,064,567	3.1%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	16,624,180	17,184,503	3.6%
Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	27,168,898	34,827,119	7.3%
Stonepeak Global Renewables Fund(c)	Various	Energy	Various
Stonepeak Global Renewables Fund LP				7,162,169	8,471,884	1.8%
Stonepeak Global Renewables Fund (Delaware III) LP				1,434,013	1,461,213	0.3%
Stonepeak Global Renewables Fund (CYM-A) LP				12,637,880	13,494,178	2.8%
Stonepeak Global Renewables ML Feeder Fund A LLC				4,300,679	4,429,718	0.9%
Stonepeak Global Renewables (Cayman B) Feeder Fund LP				339,023	339,087	0.1%
Stonepeak Global Renewables (Cayman C) Feeder Fund LP				712,647	726,165	0.2%
Stonepeak Global Renewables CLNE - Feeder Fund (CYM) LP				3,263,869	3,402,351	0.7%
Stonepeak Global Renewables Fund (Lux) SCSp(c)	Various	Energy	Various
Stonepeak Global Renewables Fund (Lux) SCSp				3,159,029	3,253,252	0.7%
Stonepeak Global Renewables Fund (Lux) (AIV II) SCSp				5,265,888	5,622,573	1.2%
Stonepeak Global Renewables Fund (Lux) (AIV IV) SCSp				892,514	913,258	0.2%
Stonepeak Global Renewables (Lux B) Feeder Fund SCSp				1,940,870	1,966,193	0.4%
Stonepeak Global Renewables CLNE - Feeder Fund (Lux) SCSp				1,372,780	1,418,588	0.3%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(d)	LP Interest	Digital Infrastructure	APAC[1]	13,980,530	17,593,507	3.7%
Total Affiliated Investee Funds				$148,557,029	$173,121,870	36.3%

Other Affiliated Investments
Stonepeak Imagine Holdco Limited(e)	LP Interest	Social Infrastructure	EMEA[2]	$159,000,000	$176,982,015	37.0%
Stonepeak Midband Opportunities Holdings LP(f)	LP Interest	Digital Infrastructure	North America	78,479,665	78,479,665	16.4%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,342,916	18,983,303	4.0%
Total Other Affiliated Investments				$252,822,581	$274,444,983	57.4%

Other Investments
Other investments	LLC Interest	Diversified	North America	11,733,079	11,733,079	2.4%
Total Other Investments				$11,733,079	$11,733,079	2.4%

Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund-Agency			North America	$26,211,584	$26,211,584	5.5%
Cash held at Banks				649,811	649,811	0.1%
Total Cash and Cash Equivalent				$26,861,395	$26,861,395	5.6%

Total Investments and Cash and Cash Equivalent				$439,974,084	$486,161,327	101.5%
(a)  The Master Aggregator holds an indirect interest of 47,292 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $59,681,970 and $18,056,535, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the schedule of investments takes account of such leverage.
(b)  The Master Aggregator holds an indirect interest of 32,810 units of Cologix Inc. The fair value of this interest allocable to the Master Aggregator is $53,810,422.
(c) The Master Aggregator holds an indirect interests in OSW Project LLC. The fair value allocable to the Master Aggregator of this interest is $33,128,192. The investment has been financed, in part, using leverage, and the fair value presented in the preceding sentence is not reflective of the impact of such leverage. The fair value disclosed above in the schedule of investments takes account of such leverage.
(d)  The Master Aggregator holds an indirect limited partnership interest in DEA TopCo LP. This interest does not exceed 5%
of Net Asset Value.
(e)  The Master Aggregator holds an indirect equity interest in Inspired Education Holdings Limited.
(f)  The Master Aggregator holds an indirect preferred equity interest in N77 Holdings Inc.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund Master Aggregator LP is a Cayman Island exempted limited partnership formed on
December 31, 2024. Stonepeak-Plus Infrastructure Fund Master Aggregator LP with its consolidated subsidiaries collectively form the “Master Aggregator”. The Master Aggregator is governed by its Amended and Restated Exempted Limited
Partnership Agreement dated as of May 1, 2025 (as amended, restated and/or supplemented from time to time, the “Master
Aggregator Partnership Agreement”).
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) and Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF
(the “RAIF vehicle”) are the only limited partners ("Limited Partners”) in the Master Aggregator. The Partnership and RAIF
vehicle own 65.9% and 34.0%, respectively, of the Master Aggregator. The remaining interest of the Master Aggregator is owned by the General Partner. Stonepeak-Plus Infrastructure Fund Associates (CYM) LP is the general partner (the “General
Partner”) of the Master Aggregator and is vested with the overall responsibility for oversight of the Master Aggregator.
The Master Aggregator’s investment objective is to deliver total returns, with a focus on capital appreciation and generating current income through its investments. The Master Aggregator seeks to achieve this investment objective by providing access to the talent and investment capabilities of the investment program designed to offer eligible individuals access to Stonepeak’s infrastructure platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily in, or alongside, other investment vehicles managed by the
Investment Advisor or affiliated investment advisors.
Investment operations commenced on May 2, 2025 (the “Initial Closing Date”) when the Master Aggregator commenced its investment operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Master Aggregator’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Master Aggregator’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of
Regulation S-X. The condensed consolidated financial statements as of June 30, 2025, including these notes, are unaudited.
Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards
Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 (“ASC 946”). Accordingly, the Master Aggregator
reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net change in unrealized gain (loss) on investments on the Condensed Consolidated Statements of Operations. The functional currency of the Master Aggregator is
U.S. dollars and these condensed consolidated financial statements have been prepared in that currency.
Principles of Consolidation
In accordance with ASC Topic 946, the Master Aggregator generally does not consolidate investments unless the Master
Aggregator has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Master Aggregator. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. The General Partner determines whether the Master Aggregator has a controlling financial interest in an investment company at such company’s inception and continuously reconsiders that conclusion. For wholly owned and substantially wholly owned interests in investment companies, the General Partner assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether the Master Aggregator holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
The Master Aggregator has a controlling financial interest in Stonepeak Midband (Co-Invest) Holdings LP (“Midband
Co-Invest), Stonepeak-Plus Infrastructure Fund Lower Fund III LP (“Lower Fund III”), Stonepeak-Plus Infrastructure Fund
Lower Fund IV LP (“Lower Fund IV”), Stonepeak-Plus Infrastructure Fund Standing Intermediate Blocker LP (“Standing

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Intermediate”), which wholly owns Stonepeak-Plus Infrastructure Fund Lower Fund V LP (“Lower Fund V”), Stonepeak-Plus
Infrastructure Fund Aggregator I LP (“Aggregator I”), which wholly owns Stonepeak-Plus Infrastructure Fund Lower Fund I
LP (“Lower Fund I”) and Stonepeak-Plus Infrastructure Fund Lower Fund II LP (“Lower Fund II”, collectively with Midband
Co-Invest, Lower Fund I, Lower Fund III, Lower Fund IV, and Lower Fund V, the “Consolidated Entities”), and as a result these entities are consolidated for reporting purposes.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the General
Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.
Fair Value of Investments and Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Master Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Master
Aggregator holds a large position and a sale could reasonably impact the quoted price.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.
In certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Advisor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Investments at Fair Value and Investments in Affiliated or Unaffiliated Investee Funds
Investments at Fair Value
The Master Aggregator values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Master Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The General Partner’s determination of fair value is based on the best information available in the circumstances and incorporates the General Partner’s own assumptions, including assumptions that the General Partner believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the General Partner may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
Under the income approach, which is generally the Master Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Master Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The
Master Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital ratios of companies deemed comparable to the investee company.
Under the market approach, which is generally the Master Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Master Aggregator to be comparable, such as multiplying a key performance metric of the investee company, such as earnings before interest and taxes or other performance metric, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Master Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees.
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Master Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security specific factors such as relative capital structure priority and interest and yield risks.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Master Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in SP+ INFRA affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee
Funds as a practical expedient for fair value. The Master Aggregator may, as a practical expedient, estimate the fair value of an
Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies and the Master Aggregator has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investee Fund’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the
NAV calculation, performance of ongoing operational due diligence, review of the Investee Fund’s financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the General Partner determines, based on its own due diligence and investment monitoring procedures, that NAV does not represent fair value or if the Investee Fund is not an

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
investment company, such as a collateralized loan obligation vehicle, the Master Aggregator will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.
Cash and Cash Equivalent
Cash and cash equivalent represents cash on hand, cash held in banks, money market funds and short-term, and highly liquid investments with original maturities of three months or less. Master Aggregator may have bank balances in excess of federally insured amounts; however, Master Aggregator deposits its cash and cash equivalent with high credit-quality institutions to minimize credit risk.
Net Realized and Unrealized Gain (Loss) on Investments
The Master Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the cost basis of the asset.
Net change in unrealized gain (loss) on investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Income Recognition
The Master Aggregator recognizes interest income from private investments when earned pursuant to the terms of the respective investment. The Master Aggregator recognizes dividend income from investments when earned. In the case of proceeds received from investments, the General Partner determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Master Aggregator and the cost of legal services and other fees pertaining to the Master Aggregator’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2025, the Master Aggregator incurred organization expenses of $381,794 and $381,794, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of June 30,
2025, organization expenses amounting to $381,794 are included within Due to affiliate in the condensed consolidated statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and six months ended June 30, 2025, the Master Aggregator incurred professional fees of $779,459 and
$936,966, respectively. As of June 30, 2025, total professional fees of $169,674 and $767,292 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Income Taxes
The Master Aggregator is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to
U.S. federal income taxes, and is generally not directly subject to U.S. state income taxes. It is possible that the Master
Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Master Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Master Aggregator would be treated as shareholders in a corporation, and the Master
Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Master
Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Master
Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes
(“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes. Certain intermediate entities may be formed for use in carrying out the Master Aggregator's activities and these may be subject to income taxes.
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries. The Master Aggregator consolidates certain wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes. For the three and six months ended June 30,
2025, the Master Aggregator did not have an income tax liability nor benefit.
Affiliates
The General Partner, Investment Advisor, the Partnership, the Feeder Fund, Parallel Funds, and other vehicles sponsored, advised and/or managed by SP+ INFRA or its affiliates are affiliates of the Master Aggregator.
New Accounting Standards
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting
Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU
2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses.” The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15,
2027 with early adoption permitted. The Master Aggregator is currently evaluating the impact that this change will have on the
Master Aggregator's condensed consolidated financial statements.
Note 3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Master Aggregator’s investments by the fair value hierarchy levels as of June 30, 2025:

	As of June 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$649,811	$—	$—	$—	$649,811
Money market fund	26,211,584	—	—	—	26,211,584
Total cash and cash equivalent	26,861,395	—	—	—	26,861,395
Investments
Affiliated Investee Funds	—	—	—	173,121,870	173,121,870
Other Affiliated Investments	—	—	274,444,983	—	274,444,983
Other Investments	—	—	11,733,079	—	11,733,079
Total investments	—	—	286,178,062	173,121,870	459,299,932

Total Cash and Cash Equivalent and Investments	$26,861,395	$—	$286,178,062	$173,121,870	$486,161,327
The Master Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of June 30, 2025, there were no equity securities subject to sales restrictions within the Master
Aggregator’s Level I and II assets. The Master Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of June 30, 2025:

	Fair Value(1)	Valuation techniques	Unobservable Input	Ranges	Weighted- average(4)	Impact to valuation from an increase in input
Financial Assets
Other Affiliated Investments & Other Investments
Other Affiliated Investments	$195,965,318	Discounted Cash Flow	Discount rate	12.5%-16.0%	16%	Lower
			NTM EBITDA Multiple(2)	17.0x	17.0x	Higher
			LQA EBITDA Multiple(3)	22.5x	22.5x	Higher
Total Other Affiliated Investments and Other Investments	195,965,318
	$195,965,318
(1)  The quantitative disclosure excludes $90,212,744 which contains two investments fair valued based on prices from recent transactions.
(2)  NTM EBITDA Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  LQA EBITDA Multiple represents EBITDA for the last quarter annualized from exit date.
(4)  Inputs are weighted based on fair value of the investments included in the range.
The significant unobservable inputs used in the fair value measurement of the Master Aggregator's affiliated other investments are the discount rate and the NTM EBITDA Multiple. Significant increases in the discount rate and NTM EBITDA
Multiple would have resulted in a significantly lower and higher fair value measurement respectively.
For the three and six months ended June 30, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Portfolio Companies	Total	Portfolio Companies	Total
Balance, beginning of period	$—	—	$—	—
Purchases	264,555,660	264,555,660	264,555,660	264,555,660
Change in gain/(loss) included in net assets	21,622,402	21,622,402	21,622,402	21,622,402
Balance, end of period	$286,178,062	$286,178,062	$286,178,062	$286,178,062

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$21,622,402	$21,622,402	$21,622,402	$21,622,402
NAV as a Practical Expedient
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments. Refer to the condensed consolidated schedule of investments for the underlying investment held through these affiliated investee funds.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of June 30, 2025:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	$—	$42,953,714
SCF Cranberry (Co-Invest) Holdings IV LP	$—	$15,064,567
SCF Cranberry (Co-Invest) Holdings VIII LP	$5,546,462	$17,184,503
Stonepeak Cologix Holdings V LP	$23,137,264	$34,827,119
Stonepeak Global Renewables Fund LP(1)	$28,138,900	$32,324,596
Stonepeak Global Renewables Fund (Lux) SCSp(1)	$11,707,441	$13,173,864
Stonepeak Digital Edge (Co-Invest) Holdings III LP	$52,206,762	$17,593,507
Total Affiliated Investee Funds	$120,736,829	$173,121,870
(1)  Commitments are allocated to Stonepeak Global Renewables Fund LP and Stonepeak Global Renewables Fund (Lux) SCSp and not to the underlying
AIVs.
Note 4. Related Party Transactions
Due to Affiliate
The Master Aggregator's operating expenses are paid either by the Master Aggregator or by the Investment Advisor or its
related affiliates. As of June 30, 2025, an affiliate of the Investment Advisor has advanced total costs of $382,668 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the condensed consolidated statements of assets and liabilities within Due to affiliate.
From time to time, the affiliates may borrow monies for the purpose of making investments. The Master Aggregator is responsible for its share of the borrowings, as well as its share of the interest expense and fees attributable to the borrowings made by the affiliate on its behalf, at the rates charged by the affiliate’s lender. As of June 30, 2025, an affiliate borrowed
$6,187,292 on behalf of the Master Aggregator, all of which have been recorded in the condensed consolidated statements of assets and liabilities within Due to affiliate.
Acquisition of certain Affiliated Investments
For both the three and six months ended June 30, 2025, the Master Aggregator purchased investments from affiliates of the Investment Advisor, at a discount to fair market value in exchange for a total cash consideration of $298,961,616, as governed by the executed purchase and contribution agreements. From time to time the Master Aggregator may acquire additional investments from its affiliates.
Note 5. Net Assets
On a monthly basis the Master Aggregator accepts contributions (“Contributions”) from the Partnership and the RAIF vehicle indirectly through Stonepeak-Plus Infrastructure Fund S.A. SICAV – UCI Part II (the “Lux Fund”), which in turn will be invested fully by the Master Aggregator. On a quarterly basis the Master Aggregator may settle withdrawals
(“Withdrawals”) upon request from the investors. For information regarding the Partnership’s Unit Repurchase program, see the Partnership’s Notes to the Partnership’s Condensed Consolidated Financial Statements.
The Master Aggregator, at the discretion of the General Partner, has the authority to issue an unlimited number of interests.
Note 6. Commitments and Contingencies
Commitments
The Investment Advisor agreed to advance organizational and offering expenses, other than Servicing Fees, on SP+
INFRA’s behalf through the first anniversary of the Initial Closing Date. As of June 30, 2025, the Investment Advisor and its
affiliates have incurred organizational and offering expenses on SP+ INFRA’s behalf in the amount of $8,050,869 of which
$6,756,939 related to organizational expenses and was expensed as incurred and $1,293,930 related to offering costs that are capitalized as a deferred expense and amortized over twelve months.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Conditional commitment allocation for SP+ INFRA will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
During the six months ended June 30, 2025, the Master Aggregator made a total of $349,186,699 in commitments to affiliated investee funds and portfolio companies as well as a total of $18,000,000 to other investments. As of June 30, 2025, unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other investments was $120,736,829 and $6,266,921, respectively.
Stonepeak Imagine Bidco Limited (the “Company”) through Stonepeak Imagine Holdco Limited (the “Imagine
Borrower”) entered into a credit agreement (the “Imagine Credit Agreement”) for a €160,000,000 term loan with Kroll Agency
Services Limited, as agent, and the other lenders on November 23, 2024. The Imagine Borrower guaranteed the obligations and granted to the agent limited recourse security over all issued shares in the Company and over receivables under intercompany loans made to the Company to secure the obligations. As of June 30, 2025, the outstanding amount of the term loan was
€169,048,534.
The Intermediate Entities through which the Partnership indirectly invests in AppleCore LP entered into a credit agreement with MUFG Bank, Ltd, Société Générale, ING Capital LLC, Mizuho Bank, Ltd., and Sumitomo Mitsui Banking
Corporation. The Intermediate Entities guaranteed the obligations and granted to the administrative agent a security interest in and lien upon substantially all of their assets, including their investment in AppleCore LP, to secure the obligations. The value of the investment as recorded on the Partnership's Schedule of Investments is net of the debt allocable to the Partnership.
Contingencies
The Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2025, the Master Aggregator was not subject to any material litigation nor was the Master Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Master Aggregator enters into contracts that contain a variety of indemnification arrangements. However, the Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2025.
Note 7. Financial Highlights
The following operating expenses and net investment income/(loss) ratios for the six months ended June 30, 2025 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole.
The computation of such ratios based on the amount of operating expenses and net investment income/(loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Master
Aggregator.

Six Months Ended June 30, 2025
Total Return (Limited Partners)(1)(2)	12.6%

Ratio to average Limited Partners' Interests
Total operating expenses(2)	0.56%
Total net investment income/(loss)(2)	0.07%
(1)  Total return is calculated based on a time-weighted rate of return methodology.
(2)  These metrics are not calculated on an annualized basis.
Note 8. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law. The impact of the OBBBA and any potential tax changes on an investment in the Master

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Aggregator is uncertain. The Master Aggregator is currently evaluating the provisions of the OBBBA, but does not expect the
OBBBA to have a material impact on the Master Aggregator’s financial position and/or results of operations.
Credit Facility Agreement
On July 16, 2025, the Master Aggregator entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $100 million subject to customary conditions. The available capacity under the Credit Agreement may be increased up to an amount agreed by the increasing lenders, and in certain cases, subject to the consent of the
Administrative Agent (as defined below), provided that the Master Aggregator maintains a loan to value ratio of not more than an amount set forth in the Credit Agreement.
The parties to the Credit Agreement include the Master Aggregator, certain affiliated holding vehicles of the Partnership, as guarantors, ING Capital LLC, as administrative agent (in such capacity, the “Administrative Agent”), the mandated lead arranger, the sole bookrunner, the letter of credit issuer and a lender, and certain other lenders as identified in the Credit
Agreement. The Credit Agreement matures on July 16, 2027, subject to a 364-day extension option requiring approval by the
Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Credit Agreement, borrowings will bear interest, at the Master Aggregator’s discretion, at a rate of the (i)
Secured Overnight Financing Rate (as calculated under the Credit Agreement, or a similar benchmark rate for approved foreign currencies) plus a spread of 2.40% per annum, or (ii) Reference Rate (as defined in the Credit Agreement) plus a spread of
1.40%. Such rates may be increased in accordance with the terms of the Credit Agreement on any principal or interest on such amount of such borrowing that is overdue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q
for the period ended March 31, 2025, this Quarterly Report on Form 10-Q and our Form 10. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of Stonepeak-Plus Infrastructure Fund LP and the unaudited condensed consolidated financial statements and the related notes of Stonepeak-Plus Infrastructure Fund Master Aggregator LP, both included within this
Quarterly Report on Form 10-Q.
In this report, we refer to Stonepeak-Plus Infrastructure Fund LP as the term “Partnership”. The “Fund,” “we,” “us” or
“our” collectively refer to the Partnership, Stonepeak-Plus Infrastructure Fund (TE) LP (the “Feeder Fund”), Stonepeak-Plus
Infrastructure Fund Master Aggregator LP (the “Master Aggregator”) and its consolidated subsidiaries and any Parallel Funds
(as defined in Part I. Item 1. Financial Statements), as the context requires.
The investment activities of the Partnership are carried out through the Master Aggregator, a non-consolidated affiliate of the Partnership. As such, in this discussion and analysis, we believe it is important to present information for both the
Partnership and the Master Aggregator. The unaudited condensed consolidated financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
Overview
The Partnership was organized on April 29, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the
“1940 Act”). We are considered an investment company under U.S. GAAP and follow the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic
946.
SP+ INFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers. The Partnership’s investment objective is to deliver medium-to long-term capital appreciation and, to a lesser extent, generate modest current income. The Partnership will seek to achieve this investment objective by providing access to the talent and investment capabilities of Stonepeak's investment platform (the "Stonepeak Platform") to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily in – or alongside – the Stonepeak Funds.
Recent Developments
Appointment of Directors
On July 2, 2025, the General Partner appointed Cyrus Gentry, the Chief Executive Officer of the Partnership to the
Board as a director, and both the General Partner and the Board appointed Robert Soderbery to the Board as an independent director. The Board also appointed Mr. Soderbery to the Audit Committee. The appointment of Mr. Gentry and Mr. Soderbery brings the total number of directors to six, three of whom are independent of the Partnership, as determined by the Board.
Credit Facility Agreement
On July 16, 2025, the Master Aggregator entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $100 million subject to customary conditions. The available capacity under the Credit Agreement may be increased up to an amount agreed by the increasing lenders, and in certain cases, subject to the consent of the
Administrative Agent (as defined below), provided that the Borrower (as defined below) maintains a loan to value ratio of not more than an amount set forth in the Credit Agreement.
The parties to the Agreement include the Master Aggregator, certain affiliated holding vehicles of the Partnership, as guarantors, ING Capital LLC, as administrative agent (in such capacity, the “Administrative Agent”), the mandated lead arranger, the sole bookrunner, the letter of credit issuer and a lender, and certain other lenders as identified in the Credit

Agreement. The Credit Agreement matures on July 16, 2027, subject to a 364-day extension option requiring approval by the
Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Credit Agreement, borrowings will bear interest, at the Borrower’s discretion, at a rate of the (i) Secured
Overnight Financing Rate (as calculated under the Credit Agreement, or a similar benchmark rate for approved foreign currencies) plus a spread of 2.40% per annum, or (ii) Reference Rate (as defined in the Credit Agreement) plus a spread of
1.40%. Such rates may be increased in accordance with the terms of the Credit Agreement on any principal or interest on such amount of such borrowing that is overdue.
Business Environment
As of August 14, 2025, public markets have experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the
U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.
Performance Summary
Since the Initial Closing Date, we have delivered positive performance across all classes in Stonepeak-Plus Infrastructure
Fund LP:

	June 30, 2025
Unit Class	Year to Date Total Return(b)	Inception to Date Total Return(a), (b)
Class A-1a	9.2%	9.2%
Class A-1b	9.2%	9.2%
Class A-1c	9.2%	9.2%
Class F-1	9.2%	9.2%
Class X	14.0%	14.0%
(a)  Inception to date is an unannualized return from May 2, 2025 (the “Initial Closing Date”)
(b)  Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit class and not of an individual investor. The Partnership believes total return is a useful measure of overall investment performance of our Units.
Results of Operations
We are dependent upon the proceeds from our continuous private offering (the “Private Offering”) in order to conduct our business. We intend to acquire infrastructure assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.
A discussion of the results of operations for the three and six months ended June 30, 2025 is as follows:
Revenues
We generate revenues primarily from our investments, including dividends, distributions and capital appreciation on our direct investments, secondary investments and primary commitments. To a lesser extent, we also generate revenue in the form of interest income from our investments in Debt and Other Securities, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For both the three and six months ended June 30, 2024, the Partnership incurred organization expenses of $571,543. For the three and six months ended June 30, 2025, the Partnership incurred organization expenses of $2,231,829 and $3,747,124, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of June 30, 2025, organization expenses amounting to $6,375,112 are included within Due to affiliate in the condensed consolidated statements of assets and liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. The
Partnership did not incur offering costs for both the three and six months ended June 30, 2024. For both the three and six months ended June 30, 2025, the Partnership recognized amortization of offering costs in the amount of $215,655. As of
June 30, 2025, offering costs amounting to $1,293,930 and $1,078,275 are included within Due to affiliate and Deferred offering costs, respectively, in the condensed consolidated statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and six months ended June 30, 2025, the Partnership incurred professional fees of $817,278 and $1,347,866, respectively. As of June 30, 2025, total professional fees amounting to $604,666 and $743,200 are included within Due to affiliate and Accounts payable and accrued expenses in the condensed consolidated statements of assets and liabilities.
Unrealized Gain (Loss) on Investment in Master Aggregator
The Partnership generates income primarily from its investment in the Master Aggregator. The Partnership had an interest of 65.9% in the Master Aggregator as of June 30, 2025. For both the three and six months ended June 30, 2025, the
Master Aggregator generated a Net Increase in Net Assets Resulting from Operations of $46,536,146. This resulted in the
Partnership recognizing a Net Realized and Unrealized Gain/(Loss) on Investment in Master Aggregator of $29,805,970. Key
drivers of the results of operations of the Master Aggregator are discussed below.
Master Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments
The Master Aggregator generates income primarily from investments in Private Equity Investments and in Debt and
Other Securities, including net realized and unrealized gains and losses. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.
We also generate income in the form of dividends and distributions on our Private Equity Investments.
For the three months ended June 30, 2025, the Master Aggregator’s Net Increase in Net Assets Resulting from
Operations of $46,536,146 was attributable to an increase of $46,196,821 in Net Realized and Unrealized Gain/(Loss) on
Investments and Net Investment Income/(Loss) of $339,325 which was driven by the commencement of operations during the six months ended June 30, 2025 for the Master Aggregator.
Master Aggregator Net Investment Income/(Loss)
For the three and six months ended June 30, 2025, the Master Aggregator’s Net Investment Income/(Loss) was $339,325
and $181,818, respectively.
Master Aggregator Income
For both the three and six months ended June 30, 2025, the Master Aggregator generated $1,539,877 in Total Income.

Master Aggregator Expenses
For the three and six months ended June 30, 2025, the Master Aggregator incurred $1,200,552 and $1,358,059 in Total
Operating Expenses, respectively.
Liquidity and Capital Resources
As of June 30, 2025, the Partnership had Total Assets of $320,468,976, an increase of $318,081,116, compared to
$2,387,860 as of March 31, 2025 which was driven by the Fund commencing operations on the Initial Closing Date. As of June
30, 2025, the Master Aggregator had Total Assets of $486,509,382.
As of June 30, 2025, the Partnership had Total Liabilities of $22,024,926, an increase of $14,705,337, compared to
$7,319,589 as of March 31, 2025. The increase in Total Liabilities was principally driven by an increase of $14,705,337 in operational expenses for commencing operations of the Partnership. As of June 30, 2025, the Master Aggregator had Total
Liabilities of $7,545,351.
We generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash is for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv)
periodic repurchases, including under the Unit Repurchase Program (as described herein), and (v) cash distributions to the holders of our Units.
Cash Flows
On December 31, 2024, the Partnership was capitalized with a $1,000 investment by the General Partner.
As of June 30, 2025, the Partnership had $1,000 in cash. During the six months ended June 30, 2025, Net cash used in operating activities was $289,582,731, primarily driven by purchase of investments in the amount of $289,583,731.
As of June 30, 2025, the Master Aggregator had $26,861,395 in cash and cash equivalent. During the six months ended
June 30, 2025, Net cash used in operating activities was $411,911,289, primarily due to purchase of investments.
As of June 30, 2025, cash, taken together with proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.
As of June 30, 2025, we had not declared or paid any distributions.
Transactional Net Asset Value
The Partnership calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. The Partnership’s Transactional NAV is the price at which it sells and repurchases its Units and serves as a basis for certain fees incurred by the Partnership. The Partnership’s Transactional NAV is
based on the month-end values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors.
organizational and offering expenses advanced on the Partnership’s behalf by the Investment Advisor will be recognized as a reduction to the Partnership’s Transactional NAV ratably over 60 months beginning on May 2, 2026, and Unitholder servicing fees, as applicable, are recognized as a reduction to Partnership’s Transactional NAV on a monthly basis as such fees are accrued.

June 30, 2025
Components of the Partnership’s Transactional Net Asset Value
Investment in Master Aggregator	$302,627,744
Cash and Cash Equivalent	17,647,577
Other Assets	—
Accrued Unitholder Servicing Fees	(105,420)
Other Liabilities	(3,864,533)
Transactional Net Asset Value	$316,305,368

The Transactional NAV per Unit for each class of the Partnership as of June 30, 2025 was as follows:

	June 30, 2025
Unit Class	Transactional NAV Per Unit	Number of Units
Class A-1a	$28.14	8,307,405
Class A-1b	$28.15	1,357,958
Class A-1c	$28.15	1,163,964
Class F-1	$28.15	177,892
Class X	$28.51	228,304
		11,235,523
The following table reconciles GAAP Net Asset Value to Partnership’s Transactional Net Asset Value:

June 30, 2025
GAAP Net Asset Value	$298,444,050
Adjustments
Organizational and offering expenses and Initial Fund expenses	9,380,246
Servicing Fee	8,588,039
Non-Controlling Interests in Consolidated Entities	(106,967)
Transactional Net Asset Value	$316,412,335
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
Fair Value
The Partnership has indirect exposure to gains and losses on underlying investments because it invests in the
Intermediate Entities which, in turn, holds such underlying investments through the Intermediate Entities’ subsidiaries.
Valuations of investments held by the Intermediate Entities are disclosed in the notes to the Master Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by the Partnership, see the Master Aggregator’s condensed consolidated financial statements.
The Partnership measures its investment in the Intermediate Entities at fair value using the net asset value of the
Intermediate Entities. The net asset value of the Intermediate Entities is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Intermediate Entities’ net asset value is not published or the basis for current transactions, (b) the Intermediate Entities are investment companies and (c) the net asset value of the Intermediate Entities are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Master Aggregator are presented within Net change in unrealized gain (loss) on investments in the Condensed Consolidated Statements of Operations.
Servicing Fee
Each of the Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1 Units, and Class S-2 Units
bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class
A-1a Units, 0.25% with respect to Class A-1b Units, Class D-1 Units and Class D-2 Units, and 0.85% with respect to Class S-1
Units and Class S-2 Units, of the NAV of such Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1
Units and Class S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, repurchases, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and Unitholders are not billed separately for payment of the fees.
The Investment Advisor remits payment of the ongoing Servicing Fees on behalf of the Partnership and is reimbursed by the Partnership for such payments.
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the
Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the
Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest.
For the three and six months ended June 30, 2025, Servicing Fees of $8,693,459 was accrued.
Principles of Consolidation
The Partnership and the Master Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Partnership considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the Master Aggregator by the Partnership was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Partnership does not have a controlling financial interest in the
Master Aggregator: (a) the Master Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Partnership to control the Master Aggregator and (c) essentially all of the Master
Aggregator’s activities are not conducted solely on behalf of the Partnership. The Partnership believes non-consolidation is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Master Aggregator are an integral part of the Partnership’s condensed consolidated financial statements, two sets of financial statements are included in this Quarterly Report on Form 10-Q, one for the Partnership and one for the Master
Aggregator. Barring a significant change to the activities and structure of the Master Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
Recent Accounting Pronouncements
For information regarding recent accounting developments and their impact on the Partnership and the Master
Aggregator, see “Note 2. Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial
Statements” of Stonepeak-Plus Infrastructure Fund LP and “Note 2. Summary of Significant Accounting Policies” in the “Notes
to Condensed Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund Master Aggregator LP to our
condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
See “Results of Operations” above for our contractual obligations and commitments regarding payments due subsequent to June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is the changes in fair values and interest rate risk with respect to our alternative infrastructure and infrastructure related investments. As of June 30, 2025, we had alternative infrastructure and infrastructure related investments. The Investment Advisor is responsible for the oversight of risks to our business.
Changes in Fair Value
With respect to our proposed business operations, we plan to invest, primarily in equity securities of private companies and illiquid debt. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information contained in the Form 10, Unitholders should specifically consider the following material risks, which update certain information contained in the Form 10 and our Quarterly Report on Form 10-Q for the
period ended March 31, 2025. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face but do represent updates to certain risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Units could decline and Unitholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
U.S. Federal Income Tax Legislation. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and further modifications to the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. President Trump recently signed into law the “One Big Beautiful Bill
Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and any potential tax changes on an investment in the Fund is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Fund and the impact on the Fund and any potential investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the six months ended June 30, 2025 were previously disclosed.
Unit Repurchases
There has been no repurchases of Units for the six months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange
Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	05/08/25
10.1	Revolving Credit Agreement	8-K	000-56711	10.1	07/22/25
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Stonepeak-Plus Infrastructure Fund LP

Date: August 14, 2025	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Steve Mlynar
Steve Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)