Form 10-Q
period 2025-09-30
Stonepeak-Plus Infrastructure Fund LP
filed 2025-11-14
CIK 2045458

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had the following limited partnership units outstanding: 12,349,826 units of Class A-1a, 1,710,915 units of Class A-1b,
1,163,964 units of Class A-1c, 177,892 units of Class F-1, 291,687 units of Class I-1, 241,598 units of Class X and no units of Classes D-1, D-2, F-2, F-3, F-4,
I-2, S-1 and S-2.

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
Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in the
Quarterly Report on Form 10-Q for the period ended March 31, 2025 and June 30, 2025 and in the Amendment No. 1 to Form
10 Registration Statement (the “Form 10”), filed on January 31, 2025 with the U.S. Securities and Exchange Commission (the
“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the
SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings and should not be regarded as a representation by us that our plans and objectives will be achieved. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-
looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Affiliated Investments at fair value (Cost $381,612,118 as of September 30, 2025)	$435,487,334	$—
Cash	—	1,000
Deferred offering costs	797,542	—
Prepaid expenses	109,350	—
Other receivable	47,560	—
Total Assets	$436,441,786	$1,000

Liabilities
Servicing fee payable	$12,718,918	$—
Due to affiliate	$9,740,516	$—
Accrued performance participation allocation	6,829,316	—
Accounts payable and accrued expenses	1,133,065	—
Management fee payable	363,924	—
Other liabilities	152,166
Total Liabilities	30,937,905	—

Commitments and contingencies (See Note 7)

Net Assets	405,503,881	1,000

Net Assets are comprised of
Limited Partnership Unit - Class A-1a Units, unlimited Units authorized, 10,976,328 Units issued and outstanding	305,129,650	—
Limited Partnership Unit - Class A-1b Units, unlimited Units authorized, 1,710,915 Units issued and outstanding	48,488,809	—
Limited Partnership Unit - Class A-1c Units, unlimited Units authorized, 1,163,964 Units issued and outstanding	33,616,801	—
Limited Partnership Unit - Class F-1 Units, unlimited Units authorized, 177,892 Units issued and outstanding	5,137,767	—
Limited Partnership Unit - Class I-1 Units, unlimited Units authorized, 212,641 Units issued and outstanding	6,212,151	—
Limited Partnership Unit - Class X Units, unlimited Units authorized, 230,043 Units issued and outstanding	6,781,695	—
General Partner Interest	—	1,000
Non-Controlling Interests in Consolidated Entities	137,008	—
Total Net Assets	$405,503,881	$1,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
* For the period from April 29, 2024 (“Inception”) through September 30, 2024.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024*
Income
Dividend income	$47,560	$—	$47,560	$—
Total income	47,560	—	47,560	—
Operating expenses
Organization costs	$123,386	$1,109,437	$3,870,510	$1,680,980
Performance participation allocation	3,086,053	—	6,829,316	—
Professional fees	962,188	—	2,310,054	—
Amortization of offering costs	354,018	—	569,673	—
Management fee, gross	831,808	—	1,060,596	—
Net accretion of interest on servicing fee payable	308,465	—	380,311	—
Other fees	139,443	—	472,464	—
Total operating expenses	5,805,361	1,109,437	15,492,924	1,680,980
Management fee offset	(589,159)	—	(696,672)	—
Net operating expenses	5,216,202	1,109,437	14,796,252	1,680,980
Operating expenses payable by an affiliate of the Investment Advisor (Note 5)	—	(1,109,437)	—	(1,680,980)
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 5)	—	—	2,743,988	—
Net investment income/(loss)	(5,168,642)	—	(17,492,680)	—
Net realized and change in unrealized gain/(loss) on investments
Net realized gain/(loss) on investments	19,760	—	19,760	—
Net change in unrealized gain/(loss) on investments	23,917,080	—	53,723,050	—
Net realized and change in unrealized gain/ (loss) on investments	23,936,840	—	53,742,810	—
Net increase/(decrease) in net assets resulting from operations	18,768,198	—	36,250,130	—
Less: Net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	30,041	—	37,008	—
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund LP	$18,738,157	$—	$36,213,122	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended September 30, 2025
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at June 30, 2025	$218,918,667	$36,442,063	$31,799,065	$4,859,957	$—	$6,317,331	$—	$106,967	$298,444,050
Net investment income/(loss)	(4,159,838)	(586,518)	(219,447)	(33,540)	(180,500)	12,276	—	(1,075)	(5,168,642)
Proceeds from Units issued	76,023,387	10,000,000	—	—	6,155,000	50,000	—	—	92,228,387
Redemption of Units	(219,760)	—	—	—	—	—	—	—	(219,760)
Servicing fees	(3,476,174)	(240,820)	—	—	—	—	—	—	(3,716,994)
Net realized gain/(loss) on investments	14,980	2,337	1,594	244	290	315	—	—	19,760
Net change in unrealized gain/ (loss) on investments	18,028,388	2,871,747	2,035,589	311,106	237,361	401,773	—	31,116	23,917,080
Balance at September 30, 2025	$305,129,650	$48,488,809	$33,616,801	$5,137,767	$6,212,151	$6,781,695	$—	$137,008	$405,503,881

	Nine Months Ended September 30, 2025
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000
Net investment income/(loss)	(13,344,250)	(2,082,405)	(1,496,983)	(228,790)	(180,500)	(158,149)	—	(1,603)	(17,492,680)
Proceeds from Units issued	290,138,437	45,000,000	30,000,000	4,585,000	6,155,000	5,833,681	(1,000)	100,000	381,811,118
Redemption of Units	(219,760)	—	—	—	—	—	—	—	(219,760)
Servicing fees	(11,446,369)	(892,238)	—	—		—	—	—	(12,338,607)
Net realized gain/(loss) on investments	14,980	2,337	1,594	244	290	315	—	—	19,760
Net change in unrealized gain/ (loss) on investments	39,986,612	6,461,115	5,112,190	781,313	237,361	1,105,848	—	38,611	53,723,050
Balance at September 30, 2025	$305,129,650	$48,488,809	$33,616,801	$5,137,767	$6,212,151	$6,781,695	$—	$137,008	$405,503,881
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Cash Flows (Unaudited)

Nine Months Ended September 30, 2025
Operating activities
Net increase/(decrease) in net assets resulting from operations	$36,250,130
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchases of investments	(381,812,118)
Proceeds from investments	219,760
Net realized gain/(loss) on investments	(19,760)
Net change in unrealized (gain)/loss on Investments	(53,723,050)
Amortization of offering costs	569,673
Net accretion of interest on servicing fee payable	380,311
Changes in assets and liabilities
Other receivable	(47,560)
Increase in offering costs deferred	(1,367,215)
Prepaid expenses	(109,350)
Accounts payable and accrued expenses	1,133,065
Due to affiliate	9,740,516
Accrued performance participation allocation	6,829,316
Management fee payable	363,924
Net cash used in operating activities	$(381,592,358)
Financing activities
Proceeds from Units issued	381,811,118
Distributions to Unitholders	(219,760)
Net cash provided by financing activities	$381,591,358

Cash
Net increase/(decrease) in cash	$(1,000)
Cash, beginning of period	$1,000
Cash, end of period	$—

Supplemental Disclosure of Non-Cash
Financing Activities
Servicing fee payable	$12,338,607
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 The Master Aggregator controls and consolidates this entity. Included in this interest is an indirect investment in Stonepeak
Partners Holdings LP and Stonepeak GP Investors Holdings LP.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Schedule of Investments (Unaudited)

	As of September 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500,000	$3,465,268	0.9%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	378,282,813	431,020,993	106.3%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Various	Americas	829,305	848,907	0.2%
Total Affiliated Investments				$381,612,118	$435,335,168	107.4%
Total Investments				$381,612,118	$435,335,168	107.4%
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
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at both the Partnership and Master Aggregator. For both the three and nine months ended September 30, 2025, the
Partnership incurred an Administration Fee of $17,502.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Partnership’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The
Condensed Consolidated Statements of Assets and Liabilities as of December 31, 2024 was derived from the audited annual financial statements. The condensed consolidated financial statements as of and for the period ended September 30, 2025, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. The functional currency of the Partnership is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation.
Such reclassifications had no effect on Net increase/(decrease) in net assets resulting from operations on the Condensed
Consolidated Statements of Operations.
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2024, the Partnership incurred organization expenses of $1,109,437 and $1,680,980, respectively.
For the three and nine months ended September 30, 2025, the Partnership incurred organization expenses of $123,386 and
$3,870,510, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations.
As of September 30, 2025, organization expenses amounting to $3,863,506 and $7,004 are included within Due to affiliate and
Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. The
Partnership did not incur offering costs for both the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the Partnership recognized amortization of offering costs in the amount of $354,018 and
$569,673, respectively. As of September 30, 2025, offering costs amounting to $543,110, $797,542, and $26,563 are included within Due to affiliate, Deferred offering costs, and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and nine months ended September 30, 2025, the Partnership incurred professional fees of $962,188 and
$2,310,054, respectively. As of September 30, 2025, total professional fees of $1,329,388 and $980,666 are included within
Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Income Taxes
The Partnership is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to U.S.
federal income taxes, and is generally not directly subject to U.S. state income taxes. The Partnership is subject to the provisions of the Accounting Standard Codification (“ASC”) Topic 740-10 “Accounting for Uncertainty in Income Taxes”.
This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the condensed consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. The General Partner has analyzed the
Partnership’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that there were no uncertain tax positions that require a provision for income tax in the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2025. Interest and penalties assessed by the tax authorities would be recognized as expenses in the period in which they were incurred and are presented as other expenses in the condensed consolidated statement of operations. For the three and nine months ended
September 30, 2025, there were no income tax expenses and no interest and penalties were incurred.
As of September 30, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
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
The Partnership has an interest of 64.4% and 0% in the Master Aggregator as of September 30, 2025 and December 31, 2024,
respectively. The remaining interest in the Master Aggregator is held by Stonepeak-Plus Infrastructure Master Fund SCSp-
RAIF and the General Partner. The Partnership’s interest in the Master Aggregator may result in the Partnership indirectly holding investments of the Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the
Partnership. For a listing of investments that may proportionally exceed 5% of the Partnership’s net assets, see the Master
Aggregator’s Condensed Consolidated Schedule of Investments included following these condensed consolidated financial statements.
Note 4. Investments and Fair Value Measurement
The following table summarizes the valuation of investments by the fair value hierarchy levels as of September 30, 2025:

	As of September 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated Investee Funds	—	—	—	431,869,900	431,869,900
Total investments	—	—	—	431,869,900	431,869,900
Other Affiliated Investments
Other Investments	—	—	3,465,268	—	3,465,268
Total other affiliated investments	—	—	3,465,268	—	3,465,268
Total Cash and Investments	$—	$—	$3,465,268	$431,869,900	$435,335,168

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of September 30, 2025:

	Fair Value	Valuation techniques	Unobservable Input	Ranges	Weighted- average	Impact to valuation from an increase in input
Financial Assets
Other Affiliated Investments
Other Investments	$3,465,268	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total Other Affiliated Investments	$3,465,268
•LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
For the three and nine months ended September 30, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Other Affiliated Investments	Other Affiliated Investments
Balance, beginning of period	$3,514,174	$—
Purchases	—	2,500,000
Change in unrealized gain/(loss) included in net assets	(48,906)	965,268
Balance, end of period	$3,465,268	$3,465,268

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$(48,906)	$965,268
NAV as a Practical Expedient
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of September 30, 2025:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$431,020,993
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$848,907
Total Affiliated Investee Funds	$—	$431,869,900
Note 5. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of September 30, 2025, an affiliate of the Investment Advisor has advanced total costs of $9,740,516 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the condensed consolidated statements of assets and liabilities within Due to affiliate.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Class	Applicable Management Fee Percentage
Class A-1a	0.875% per annum
Class A-1b	0.875% per annum
Class A-1c	0.875% per annum
Class D-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class D-2	1.25% per annum
Class F-1	0.875% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-2	0.75% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-3	0.625% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-4	0.875% per annum
Class I-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class I-2	1.25% per annum
Class S-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class S-2	1.25% per annum
Class X	—% per annum
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three and nine months ended September 30, 2025, the Partnership accrued gross Management Fees of
$831,808 and $1,060,596, respectively. For the three and nine months ended September 30, 2025, the Management Fee is net of
$589,159 and $696,672, respectively, in management fee offset (the “Management Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For the three and nine months ended September 30, 2025, net Management Fees were $242,649 and $363,924, respectively.
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
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the
Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the
Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest. The Partnership accrues the cost of the servicing fees over the estimated life of the Units, at present value at the time the Units are sold. Interest expense is accrued over the estimated life of the Units and recorded in the condensed consolidated statement of operations as accretion of interest on servicing fee payable. For the three and nine months ended September 30, 2025, the net accretion of interest on servicing fee payable was $308,465 and $380,311, respectively, and as of September 30, 2025, the Servicing Fee Payable was $12,718,918.

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
For the three and nine months ended September 30, 2025, the Partnership accrued $3,086,053 and $6,829,316 of
Performance Participation Allocation, respectively.
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
The price per Class X Unit for repurchases from SP Investors will be the transaction price in effect for the Class X Units at the time of repurchase. This Unit repurchase arrangement is not subject to any time limit and will continue until the Partnership has repurchased all of SP Investors’ Class X Units. Other than the Monthly Repurchase Amount limitation, the Unit repurchase arrangement for SP Investors is not subject to the repurchase limitations in the Partnership’s Unit Repurchase Program. As of
September 30, 2025 and December 31, 2024, no Class X Units are held by the SP Investors.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Reimbursable Expenses Previously Borne by An Affiliate of the Investment Advisor
During the three and nine months ended September 30, 2024, an affiliate of the Investment Advisor had advanced organizational costs and professional fees of $1,109,437 and $1,680,980, respectively. For the nine months ended September
30, 2025, the Partnership determined it was probable that they would commence operations and had in fact commenced operations thus incurring these previously advanced costs for a total of $2,743,988.
Acquisition of Certain Affiliated Investments
For both the three and nine months ended September 30, 2025, the Partnership purchased investments from an affiliate of the Investment Advisor, at a discount to fair market value in exchange for a total cash consideration of $2,500,000, as governed by the executed purchase and contribution agreements. From time to time the Partnership may acquire additional investments from its affiliates.
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
On December 31, 2024, the General Partner invested $1,000 for no Units as its initial capital. As of September 30, 2025 and December 31, 2024, there were 14,471,783 Units and no Units outstanding, respectively.
The following tables present transactions in the Units during the three and nine months ended September 30, 2025:

	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X	Total
Units Outstanding as of June 30, 2025	8,307,405	1,357,958	1,163,964	177,892	—	228,304	11,235,523
Units issued during the period	2,676,683	352,957	—	—	212,641	1,739	3,244,020
Redemption of Units	(7,760)	—	—	—	—	—	(7,760)
Units Outstanding as of September 30, 2025	10,976,328	1,710,915	1,163,964	177,892	212,641	230,043	14,471,783

	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X	Total
Units Outstanding as of December 31, 2024	—	—	—	—	—	—	—
Units issued during the period	10,984,088	1,710,915	1,163,964	177,892	212,641	230,043	14,479,543
Redemption of Units	(7,760)	—	—	—	—	—	(7,760)
Units Outstanding as of September 30, 2025	10,976,328	1,710,915	1,163,964	177,892	212,641	230,043	14,471,783
Unless specific to a class, income and expenses are allocated proportionate to the class's share of the Net Asset Value.
For the three and nine months ended September 30, 2025, the net investment income also includes a reallocation of Partnership expenses from the General Partner.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Note 8. Financial Highlights
The following financial highlights for the nine months ended September 30, 2025 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025(a)
	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X
Per Unit Data
Net asset value, beginning of period	$—	$—	$—	$—	$—	$—
Net investment income/(loss)	(1.39)	(1.35)	(1.29)	(1.29)	(1.92)	(0.77)
Net realized and change in unrealized gain/(loss) on investments	4.11	4.21	4.39	4.39	2.20	5.24
Net increase/(decrease) in net assets resulting from operations	2.72	2.86	3.10	3.10	0.28	4.47
Proceeds from Units issued	25.77	25.77	25.77	25.77	28.51	25.00
Premium on issuance of Units	0.51	0.30	—	—	0.43	0.01
Servicing fees	(1.20)	(0.58)	—	—	—	—
Net increase/(decrease) in net assets	27.80	28.35	28.87	28.87	29.22	29.48
Net asset value, end of period	$27.80	$28.35	$28.87	$28.87	$29.22	$29.48
Units outstanding, end of period	10,976,328	1,710,915	1,163,964	177,892	212,641	230,043
Total return based on change in net asset value(b)	7.87%	9.98%	12.06%	12.06%	2.49%	17.92%

Ratios to weighted-average net assets (non- annualized)
Expenses without waivers/offsets(c)	(5.47)%	(5.26)%	(4.96)%	(4.96)%	(6.86)%	(2.90)%
Expenses and management fees waivers/offsets(c)	0.21%	0.21%	0.20%	0.20%	0.21%	—%
Total expenses	(5.26)%	(5.05)%	(4.76)%	(4.76)%	(6.65)%	(2.90)%
Accrued performance participation allocation	(2.05)%	(2.04)%	(2.10)%	(2.10)%	(1.23)%	—%

Net investment income/(loss)	(5.26)%	(5.05)%	(4.77)%	(4.77)%	(6.66)%	(2.90)%
(a)  Amounts may not add due to rounding.
(b)  Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Partnership’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any, and it is non-annualized.
(c) Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and
Other.
Note 9. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the financial statements, except as noted below.
Second Amended and Restated Limited Partnership Agreement
On October 31, 2025, the Partnership entered into the Second Amended and Restated Limited Partnership Agreement
(the “Amended Partnership Agreement”) with the General Partner to memorialize the terms of the Redemption Program and other changes. Under the Redemption Program, the Partnership expects to allow redemptions of the Units, in each quarter, of up to 5% of Units outstanding (either by number of Units or aggregate transactional NAV) as of the close of the previous calendar quarter. To the extent the General Partner redeems Units in any particular calendar quarter, the General Partner will cause the
Partnership to redeem Units using the transactional NAV per Unit as of the last calendar day of each calendar quarter, subject to the Early Redemption Deduction (as defined in the Amended Partnership Agreement), and as further described in the Amended
Partnership Agreement.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Affiliated Investments at fair value (Cost $583,562,901 as of September 30, 2025)	$667,022,470	$—
Debt Investments at fair value (Cost $11,738,262 as of September 30, 2025)	12,203,539	—
Derivative Assets at fair value (Cost $— as of September 30, 2025)	1,328,791	—
Cash and cash equivalent	16,488,553	—
Deferred financing costs	1,171,276	—
Interest receivable	501,067	—
Prepaid expenses	8,087	$—
Total Assets	$698,723,783	$—

Liabilities
Credit facility payable	$25,000,000	$—
Due to affiliate	2,050,982	—
Accounts payable & accrued expenses	615,401	—
Deferred tax liability	1,054,831	—
Derivative Liabilities at fair value (Cost $—as of September 30, 2025)	121,558
Total Liabilities	28,842,772	—

Commitments and contingencies (See Note 8)

Net Assets	669,881,011	—

Net Assets
Limited Partners Interest	668,723,373	—
General Partner's Interest	602,871	—
Non-Controlling Interests in Consolidated Entities	554,767	—
Total Net Assets	$669,881,011	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Income
Interest income	$981,617	$2,141,801
Dividend income	317,567	697,260
Total income	1,299,184	2,839,061
Operating expenses
Professional fees	1,101,733	2,038,699
Organizational costs	(122,241)	259,553
Interest expense	230,805	230,805
Credit facility fees	136,195	136,195
Other expense	312,459	351,758
Total operating expenses	1,658,951	3,017,010
Net investment income/(loss) before income taxes	(359,767)	(177,949)
Provision for (benefit from) income taxes	8,289	8,289
Net investment income/(loss)	(368,056)	(186,238)
Net realized and unrealized gain on investments and derivative instruments
Net realized gain on investments	71,632	81,210
Net change in unrealized gain on investments	37,737,604	83,924,847
Provision for (benefit from) income taxes	(1,054,897)	(1,054,897)
Net change in unrealized gain on derivative instruments	1,207,233	1,207,233
Net realized and unrealized gain/(loss) on investments and derivative instruments after income taxes	37,961,572	84,158,393
Net increase/(decrease) in net assets resulting from operations after income taxes	37,593,516	83,972,155
Less: Net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	15,526	54,767
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$37,577,990	$83,917,388
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)

	Three Months Ended September 30, 2025
	Limited Partners Interest	General Partner’s Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets
Balance at June 30, 2025	$477,887,629	$544,255	$532,147	$478,964,031
Proceeds from Contributions	153,575,304	8,386	7,094	153,590,784
Distributions to Partners	(267,320)	—	—	(267,320)
Net investment income/(loss)	(374,965)	21	6,888	(368,056)
Net realized gain/(loss) on investments	71,549	64	19	71,632
Net change in unrealized gain/(loss) on investments	38,884,519	51,699	8,619	38,944,837
Provision for (benefit from) income taxes on net unrealized gain on investments	(1,053,343)	(1,554)	—	(1,054,897)
Balance at September 30, 2025	$668,723,373	$602,871	$554,767	$669,881,011

	Nine Months Ended September 30, 2025
	Limited Partners Interest	General Partner’s Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets
Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from Contributions	585,176,176	500,000	500,000	586,176,176
Distributions to Partners	(267,320)	—	—	(267,320)
Net investment income/(loss)	(197,358)	224	10,896	(186,238)
Net realized gain/(loss) on investments	81,112	75	23	81,210
Net change in unrealized gain/(loss) on investments	84,984,106	104,126	43,848	85,132,080
Provision for (benefit from) income taxes on net unrealized gain on investments	(1,053,343)	(1,554)	—	(1,054,897)
Balance at September 30, 2025	$668,723,373	$602,871	$554,767	$669,881,011
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Cash Flows (Unaudited)

Nine Months Ended September 30, 2025
Operating activities
Net increase in net assets resulting from operations	$83,972,155
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(595,702,275)
Proceeds from investments	482,323
Net change in unrealized (gain)/loss on investments	(83,924,847)
Net change in unrealized (gain)/loss on derivative instruments	(1,207,233)
Net realized (gain)/loss on investments	(81,210)
Deferred tax liabilities	1,054,831
Changes in assets and liabilities
Interest receivable	(501,067)
Prepaid expenses	(8,087)
Due to affiliate	2,050,982
Accounts payable and accrued expenses	615,401
Net cash used in operating activities	$(593,249,027)

Financing activities
Proceeds from contributions	586,176,176
Distributions to Partners	(267,320)
Proceeds from borrowings on credit facility	54,878,871
Repayments of credit facility	(29,878,871)
Deferred financing costs	(1,171,276)
Net cash provided by financing activities	$609,737,580

Cash and cash equivalent
Net increase/(decrease) in cash and cash equivalent	$16,488,553
Cash and cash equivalent, beginning of period	—
Cash and cash equivalent, end of period	$16,488,553
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 APAC is defined as Asia Pacific.
2 EMEA is defined as Europe, Middle East, and Africa.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)

	September 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787,306	$44,499,095	6.6%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,514,754	16,525,489	2.5%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	22,170,642	22,730,965	3.4%
Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	27,168,898	37,222,645	5.6%
Stonepeak Global Renewables Fund(c)	Various	Energy	Various
Stonepeak Global Renewables Fund LP				7,194,164	8,704,357	1.3%
Stonepeak Global Renewables Fund (Delaware III) LP				1,412,860	1,475,058	0.2%
Stonepeak Global Renewables Fund (CYM-A) LP				12,420,996	12,597,333	1.9%
Stonepeak Global Renewables ML Feeder Fund A LLC				4,300,679	4,418,275	0.7%
Stonepeak Global Renewables (Cayman B) Feeder Fund LP				339,023	332,746	—%
Stonepeak Global Renewables (Cayman C) Feeder Fund LP				702,071	733,088	0.1%
Stonepeak Global Renewables CLNE - Feeder Fund (CYM) LP				3,263,869	3,547,747	0.5%
Stonepeak Global Renewables Fund (Lux) SCSp(c)	Various	Energy	Various
Stonepeak Global Renewables Fund (Lux) SCSp				3,172,360	3,624,157	0.5%
Stonepeak Global Renewables Fund (Lux) (AIV II) SCSp				5,175,520	5,248,810	0.8%
Stonepeak Global Renewables Fund (Lux) (AIV IV) SCSp				879,259	915,982	0.1%
Stonepeak Global Renewables (Lux B) Feeder Fund SCSp				1,920,294	1,957,461	0.3%
Stonepeak Global Renewables CLNE - Feeder Fund (Lux) SCSp				1,372,780	1,479,272	0.2%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(d)	LP Interest	Digital Infrastructure	APAC[1]	20,564,725	37,261,751	5.6%
Stonepeak Midband (Co-Invest) Holdings LP(g)	LP Interest	Digital Infrastructure	North America	92,395,718	96,469,228	14.4%
Total Affiliated Investee Funds				$252,755,918	$299,743,459	44.7%
Other Affiliated Investments
Stonepeak Imagine Holdco Limited(f)	LP Interest	Social Infrastructure	EMEA[2]	$194,000,000	$217,206,039	32.6%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,342,916	20,026,112	3.0%
Stonepeak Cubist Holdings Pte. Limited(e)	Convertible Loan	Digital Infrastructure	APAC	54,978,000	62,975,478	9.4%

Other Affiliated Investments - North America(h)	LP Interest	Various	North America	31,673,115	31,673,172	4.7%
Other Affiliated Investment - APAC	Redeemable Preferred Shares	Transport & Logistics	APAC	28,353,792	28,975,623	4.3%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	6,459,160	6,422,587	1.0%
Total Other Affiliated Investments				$330,806,983	$367,279,011	55.0%
Debt Investments
Other Debt Investments	Delayed Draw Term Loan	Diversified	North America	11,738,262	12,203,539	1.8%
Total Debt Investments				$11,738,262	$12,203,539	1.8%
Derivative Instruments
Foreign Currency Contracts			n/a	—	1,207,233	0.2%
Total Derivative Instruments				$—	$1,207,233	0.2%
Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund-Agency			North America	$16,488,553	$16,488,553	2.5%
Total Cash and Cash Equivalent				$16,488,553	$16,488,553	2.5%

Total Investments and Cash and Cash Equivalent				$611,789,716	$696,921,795	104.0%
(a)  The Master Aggregator holds an indirect interest of 51,626 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $71,918,468 and $19,932,000, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the condensed consolidated schedule of investments takes account of such leverage.
(b)  The Master Aggregator holds an indirect interest of 32,810 units of Cologix Inc. The fair value of this interest allocable to the Master Aggregator is $57,248,757.
(c)  The Master Aggregator holds an indirect interests in OSW Project LLC. The fair value allocable to the Master Aggregator of this interest is $35,427,258. The investment has been financed, in part, using leverage, and the fair value presented in the preceding sentence is not reflective of the impact of such leverage. The fair value disclosed above in the condensed consolidated schedule of investments takes account of such leverage.
(d)  The Master Aggregator holds indirect interests in 12,443 D-1 units in DEA TopCo LP and 3,085 D-1 units in DEA TopCo
II LP. The fair value allocable to the Master Aggregator of these interests is $33,529,818 and $6,659,193, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the condensed consolidated schedule of investments takes account of such leverage.
(e)  The Master Aggregator holds indirect preferred equity and penny warrant interests of 55 units 1,656,315 units, respectively, in Princeton Digital Group Limited. The fair value of these interests allocable to the Master Aggregator is $54,745,169 and
$8,230,309, respectively. The Master Aggregator’s indirect interest is held through the form of a convertible loan with a 0%
interest rate loan and $54,978,000 principal outstanding.
(f)  The Master Aggregator holds an indirect equity interest in Inspired Education Holdings Limited. The fair value of this interest allocable to the Master Aggregator is $218,314,589.
(g)  The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master Aggregator is $96,469,228.
(h) Through certain other affiliated investments, the Master Aggregator holds an indirect interest in Stonepeak Partners
Holdings LP and Stonepeak GP Investors Holdings LP. Additionally, certain other affiliated investments were funded using leverage; none of these investments are individually more than 5% of NAV.
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
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) and Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF
(the “RAIF vehicle”) are the only limited partners ("Limited Partners”) in the Master Aggregator. As of September 30, 2025,
the Partnership and RAIF vehicle own 64.4% and 35.5%, respectively, of the Master Aggregator. The remaining interest of the
Master Aggregator is owned by the General Partner. Stonepeak-Plus Infrastructure Fund Associates (CYM) LP is the general partner (the “General Partner”) of the Master Aggregator and is vested with the overall responsibility for oversight of the
Master Aggregator.
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
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at both the Partnership and Master Aggregator. For both the three and nine months ended September 30, 2025, the
Master Aggregator incurred an Administration Fee of $221,987.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Master Aggregator’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Master Aggregator’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of
Regulation S-X. The condensed consolidated financial statements as of and for the period ended September 30, 2025, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 (“ASC 946”).
Accordingly, the Master Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and
Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in
Net change in unrealized gain (loss) on investments on the Condensed Consolidated Statements of Operations. The functional currency of the Master Aggregator is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation.
Such reclassifications had no effect on Net increase/(decrease) in net assets resulting from operations on the Condensed
Consolidated Statements of Operations.
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
The Master Aggregator has a controlling financial interest in Stonepeak-Plus Infrastructure Fund Lower Fund III LP
(“Lower Fund III”), Stonepeak-Plus Infrastructure Fund Lower Fund IV LP (“Lower Fund IV”), Stonepeak-Plus Infrastructure
Fund Standing Intermediate Blocker LP (“Standing Intermediate”), which wholly owns Stonepeak-Plus Infrastructure Fund
Lower Fund V LP (“Lower Fund V”), Stonepeak-Plus Infrastructure Fund Aggregator I LP (“Aggregator I”), which wholly owns Stonepeak-Plus Infrastructure Fund Lower Fund I LP (“Lower Fund I”) and Stonepeak-Plus Infrastructure Fund Lower
Fund II LP (“Lower Fund II”, collectively with Lower Fund I, Lower Fund III, Lower Fund IV, and Lower Fund V, the
“Consolidated Entities”), and as a result these entities are consolidated for reporting purposes. All intercompany balances have been eliminated in consolidation.
As of September 30, 2025, the Master Aggregator deconsolidated its financial interest in Stonepeak Midband (Co-Invest)
Holdings LP as it no longer owned a controlling interest. This deconsolidation did not impact NAV nor the cashflows of the
Master Aggregator.
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
Derivative Investments
The Master Aggregator recognizes derivative instruments as assets or liabilities at fair value in its condensed consolidated statements of assets and liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value,
respectively.
The Master Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Master Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized and Unrealized Gain/(Loss) on Investments and
Derivative Instruments on the condensed consolidated statements of operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain/(Loss)
on Derivative Instruments on the condensed consolidated statements of operations.
The Master Aggregator maintains master netting agreements with all of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of September 30, 2025. Further, there have been no financial instruments or cash pledged or received as collateral as of September 30, 2025.
The Master Aggregator’s other disclosures regarding derivative instruments are discussed in Note 5. “Derivative
Instruments.”
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Master Aggregator and the cost of legal services and other fees pertaining to the Master Aggregator’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2025, the Master Aggregator incurred organization expenses of $(122,241) and
$259,553, respectively, which have been recorded as an expense on the condensed consolidated statements of operations. As of
September 30, 2025, total organization expenses of $195,754 and $63,799 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and nine months ended September 30, 2025, the Master Aggregator incurred professional fees of
$1,101,733 and $2,038,699, respectively. As of September 30, 2025, total professional fees of $1,673,415 and $365,284 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related credit facility agreement. For both the three and nine months ended September 30, 2025, the Master Aggregator had deferred financing costs of $1,171,276 and amortized credit facility fees of $136,195 in the condensed consolidated statements of assets and liabilities and condensed consolidated statements of operations, respectively.
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
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries. The Master Aggregator consolidates certain wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes. For the three and nine months ended
September 30, 2025, the Master Aggregator had an income tax expense of $8,289 in the condensed consolidated statements of operations and a deferred tax liability of $1,054,831 in the condensed consolidated statements of assets and liabilities. The deferred tax liability relates to federal and state and local income taxes on unrealized gains and losses on certain investments.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Master Aggregator determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Master
Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income.

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
Note 3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Master Aggregator’s investments by the fair value hierarchy levels as of September 30, 2025:

	As of September 30, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$—	$—	$—	$—	$—
Money market fund	16,488,553	—	—	—	16,488,553
Total cash and cash equivalent	16,488,553	—	—	—	16,488,553
Investments
Affiliated Investee Funds	—	—	—	299,743,459	299,743,459
Other Affiliated Investments	—	—	345,659,391	21,619,620	367,279,011
Debt Investments	—	—	12,203,539	—	12,203,539
Total investments	—	—	357,862,930	321,363,079	679,226,009
Derivative Assets	—	1,328,791	—	—	1,328,791
Total Cash and Cash Equivalent and Investments	$16,488,553	$1,328,791	$357,862,930	$321,363,079	$697,043,353
Liabilities
Derivative Liabilities	$—	$121,558	$—	$—	$121,558
The Master Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of September 30, 2025, there were no equity securities subject to sales restrictions within the
Master Aggregator’s Level I and II assets. The Master Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of September 30, 2025:

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value(1)	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average(5)	Impact to valuation from an increase in input
Financial Assets
Other Affiliated Investments & Debt Investment
Other Affiliated Investments	$329,183,252	Discounted Cash Flow	Discount Rate	12.5%-17.1%	16.1%	Lower
			NTM EBITDA Exit Multiple(2)	17.0x-18.0x	17.2x	Higher
			LTM EBITDA Exit Multiple(3)	7.7x	7.7x	Higher
			LQA EBITDA Exit Multiple(4)	22.5x	22.5x	Higher
Debt Investment	12,203,539	Discounted Cash Flow	Discount Rate	7.7%	7.7%	Lower

Total Other Affiliated Investments and Debt Investment	341,386,791
	$341,386,791
(1)  Not reflected in the table above are Level 3 investments that have been valued based upon recent transactions in the amount of $16,476,139.
(2)  NTM EBITDA Exit Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  LTM EBITDA Exit Multiple represents EBITDA for the last twelve months annualized from exit date.
(4)  LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
(5)  Inputs are weighted based on fair value of the investments included in the range.
For the three and nine months ended September 30, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2025
	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$274,444,983	$11,733,079	286,178,062
Purchases	134,915,420	194,576	135,109,996
Proceeds from investments	—	(189,393)	(189,393)
Transfer in/(out) of level III(a)	(78,561,515)	—	(78,561,515)
Change in gain/(loss) included in net assets	14,860,502	465,277	15,325,779
Balance, end of period	$345,659,391	$12,203,539	$357,862,930

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$14,860,502	$465,277	$15,325,779

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2025
	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$—	$—	—
Purchases	309,187,402	11,738,262	320,925,664
Change in gain/(loss) included in net assets	36,471,989	465,277	36,937,266
Balance, end of period	$345,659,391	$12,203,539	$357,862,930

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$36,471,989	$465,277	$36,937,266
(a)  For the three months ended September 30, 2025, the transfers out of Level III financial assets were primarily due to a deconsolidation and change in fair value recognition to NAV as a practical expedient. See Note 2. Summary of Significant Accounting Policies.
NAV as a Practical Expedient
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments. Refer to the condensed consolidated schedule of investments for the underlying investment held through these affiliated investee funds.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of September 30, 2025:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	44,499,095
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,525,489
SCF Cranberry (Co-Invest) Holdings VIII LP	—	22,730,965
Stonepeak Cologix Holdings V LP	23,137,264	37,222,645
Stonepeak Digital Edge (Co-Invest) Holdings III LP	39,435,275	37,261,751
Stonepeak Global Renewables Fund LP	28,330,130	31,808,604
Stonepeak Global Renewables Fund (Lux) SCSp	11,787,120	13,225,682
Stonepeak Midband (Co-Invest) Holdings LP	—	96,469,228
Other affiliated investments	—	21,619,620
Total Affiliated Investee Funds and Other Affiliated Investments	$102,689,789	$321,363,079
Note 4. Related Party Transactions
Due to Affiliate
The Master Aggregator's operating expenses are paid either by the Master Aggregator or by the Investment Advisor or its
related affiliates. As of September 30, 2025, an affiliate of the Investment Advisor has advanced total costs of $2,050,982 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the condensed consolidated statements of assets and liabilities within Due to affiliate.
Acquisition of Certain Affiliated Investments
For both the three and nine months ended September 30, 2025, the Master Aggregator purchased investments from affiliates of the Investment Advisor, at a discount to fair market value in exchange for a total cash consideration of
$411,007,127, as governed by the executed purchase and contribution agreements. From time to time the Master Aggregator may acquire additional investments from its affiliates.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Derivative Instruments
In the normal course of business, Stonepeak-Plus Infrastructure Fund SPV LP (“SPV”), a wholly owned entity of
Lower Fund V, may enter into derivative contracts to achieve certain risk management objectives on behalf of the Master
Aggregator.
The SPV may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b)
foreign currency swaps. The SPV utilizes forward currency contracts and foreign currency swaps, collectively referred to as foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Master
Aggregator. Additionally, the SPV may enter into derivative instruments to hedge against other risks in its investments, including commodity price risk and equity price risk.
As a result of the use of derivative contracts, the Master Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the SPV enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	Nine Months Ended September 30, 2025
	Assets
	Notional	Fair Value
Derivative Instruments
Foreign Currency Contracts (EUR)	€134,263,676	$1,115,265
Foreign Currency Contracts (GBP)	£3,240,375	$50,345
Foreign Currency Contracts (AUD)	A$42,940,772	$41,623
Total		$1,207,233
Note 6. Borrowings
Credit Agreement
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
As of September 30, 2025, the total amount outstanding under the Credit Agreement was $25,000,000.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The aggregate remaining borrowing capacity available for the Credit Facility at September 30, 2025 was $75,000,000.
As of September 30, 2025, the Master Aggregator is in compliance with the debt covenants.
Note 7. Net Assets
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
Note 8. Commitments and Contingencies
Commitments
The Investment Advisor agreed to advance organizational and offering expenses, other than Servicing Fees, on SP+
INFRA’s behalf through the first anniversary of the Initial Closing Date. As of September 30, 2025, the Investment Advisor and
its affiliates have incurred organizational and offering expenses on SP+ INFRA’s behalf in the amount of $8,125,266 of which
$6,758,050 related to organizational expenses and was expensed as incurred and $1,367,215 related to offering costs that are capitalized as a deferred expense and amortized over twelve months.
Conditional commitment allocation for SP+ INFRA will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
During the nine months ended September 30, 2025, the Master Aggregator made a total of $351,186,699 in commitments to affiliated investee funds and portfolio companies as well as a total of $330,000,000 to other affiliated investments. As of
September 30, 2025, unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments was $102,689,789 and $251,094,345, respectively.
Stonepeak Imagine Bidco Limited (the “Company”) through Stonepeak Imagine Holdco Limited (the “Imagine
Borrower”) entered into a credit agreement (the “Imagine Credit Agreement”) for a €160,000,000 term loan with Kroll Agency
Services Limited, as agent, and the other lenders on November 23, 2024. The Imagine Borrower guaranteed the obligations and granted to the agent limited recourse security over all issued shares in the Company and over receivables under intercompany loans made to the Company to secure the obligations. As of September 30, 2025, the outstanding amount of the term loan was
€173,041,484.
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
The Master Aggregator holds an indirect interest in Stonepeak Tulia Lower Holdings LLC (the “Company”) and its
subsidiary, Stonepeak Tulia Holdings LLC (the “Tulia Borrower”). The Tulia Borrower entered into a credit agreement on July
22, 2025 for two credit facilities: a $240 million senior secured first lien term loan facility and a $21.9 million senior secured first lien letter of credit facility. The Company and the Tulia Borrower granted the lender recourse via a first-priority pledge of substantially all of the assets and properties of the Tulia Borrower and a first-priority pledge of all the Company’s equity interests in the Tulia Borrower. As of September 30, 2025, the outstanding amount of the credit facilities was $261.9 million.
Contingencies
The Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, the Master Aggregator was not subject to any material litigation nor was the Master Aggregator aware of any material litigation threatened against it.
Indemnifications

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the normal course of business, the Master Aggregator enters into contracts that contain a variety of indemnification arrangements. However, the Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.
Note 9. Financial Highlights
The following operating expenses and net investment income/(loss) ratios for the nine months ended September 30, 2025 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of operating expenses and net investment income/(loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Master
Aggregator.

Nine Months Ended September 30, 2025
Total Return (Limited Partners)(1)(2)	17.3%

Ratio to average Limited Partners' Interests
Total operating expenses(2)	0.67%
Total net investment income/(loss)(2)	(0.04)%
(1)  Total return is calculated based on a time-weighted rate of return methodology.
(2)  These metrics are not calculated on an annualized basis.
Note 10. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q
for the periods ended March 31, 2025 and June 30, 2025, this Quarterly Report on Form 10-Q and our Form 10. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
Recent Developments
Business Environment
As of November 14, 2025, public markets have experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries, the potential for a prolonged U.S.
government shutdown, geopolitical instability stemming from the conflicts in Ukraine and the Middle East and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.
Performance Summary
Since the Initial Closing Date, we have delivered positive performance across all classes in Stonepeak-Plus Infrastructure
Fund LP:

	September 30, 2025
Unit Class	Year to Date Total Return(a),(b)	Inception to Date Total Return(a), (b)
Class A-1a	15.0%	15.0%
Class A-1b	15.1%	15.1%
Class A-1c	15.1%	15.1%
Class F-1	15.2%	15.2%
Class I-1	5.3%	5.3%
Class X	21.2%	21.2%
(a)  Inception to date and year to date are unannualized returns from May 2, 2025 (the “Initial Closing Date”).
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
A discussion of the results of operations for the three and nine months ended September 30, 2025 is as follows:
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
Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2024, the Partnership incurred organization expenses of $1,109,437 and $1,680,980, respectively.
For the three and nine months ended September 30, 2025, the Partnership incurred organization expenses of $123,386 and
$3,870,510, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations.
The increase was driven organizational expenses for commencing the Partnership. As of September 30, 2025, organization expenses amounting to $3,863,506 and $7,004 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. The
Partnership did not incur offering costs for both the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the Partnership recognized amortization of offering costs in the amount of $354,018 and
$569,673, respectively. As of September 30, 2025, offering costs amounting to $543,110, $797,542, and $26,563 are included within Due to affiliate, Deferred offering costs, and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and nine months ended September 30, 2025, the Partnership incurred professional fees of $962,188 and
$2,310,054, respectively. As of September 30, 2025, total professional fees of $1,329,388 and $980,666 are included within

Due to affiliate and Accounts payable and accrued expenses, respectively, in the condensed consolidated statements of assets and liabilities.
Unrealized Gain (Loss) on Investment in Master Aggregator
The Partnership generates income primarily from its investment in the Master Aggregator. The Partnership had an interest of 64.4% in the Master Aggregator as of September 30, 2025. For the three and nine months ended September 30, 2025, the Master Aggregator generated a Net Increase/(Decrease) in Net Assets Resulting from Operations after Income Taxes of
$37,577,990 and $83,917,388, respectively. This resulted in the Partnership recognizing a Net Realized and Change in
Unrealized Gain/(Loss) on Investments in Master Aggregator of $23,177,715 and $52,738,180 for the three and nine months ended September 30, 2025, respectively. Key drivers of the results of operations of the Master Aggregator are discussed below.
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
For the three months ended September 30, 2025, the Master Aggregator’s Net Increase/(Decrease) in Net Assets
Resulting from Operations after Income Taxes of $37,577,990 was attributable to an increase of $37,961,572 in Net Realized and Unrealized Gain/(Loss) on Investments and Net Investment Income/(Loss) of $(368,056) which was primarily due to an increase in ongoing expenses and unrealized appreciation during the three months ended September 30, 2025 for the Master
Aggregator.
Master Aggregator Net Investment Income/(Loss)
For the three and nine months ended September 30, 2025, the Master Aggregator’s Net Investment Income/(Loss) was
$(368,056) and $(186,238), respectively.
Master Aggregator Income
For the three and nine months ended September 30, 2025, the Master Aggregator generated $1,299,184 and $2,839,061 in Total Income, respectively.
Master Aggregator Expenses
For the three and nine months ended September 30, 2025, the Master Aggregator incurred $1,667,240 and $3,025,299 in
Total Operating Expenses, respectively.
Liquidity and Capital Resources
For the three and nine months ended September 30, 2025, the Partnership had Total Assets of $436,441,786, which was driven by the Fund commencing operations on the Initial Closing Date, investment activity, and increase in fair value of the
Master Aggregator. As of September 30, 2025, the Master Aggregator had Total Assets of $698,723,783.
For the three and nine months ended September 30, 2025, the Partnership had Total Liabilities of $30,937,905 which was driven by operational expenses for commencing and maintaining the Partnership. As of September 30, 2025, the Master
Aggregator had Total Liabilities of $28,842,772, which was driven by a credit facility payable of $25,000,000 and operating expenses.
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
As of September 30, 2025, the Partnership had $— in cash. During the nine months ended September 30, 2025, Net cash used in operating activities was $381,592,358, driven by purchase of investments in the amount of $381,812,118.
As of September 30, 2025, the Master Aggregator had $16,488,553 in cash and cash equivalent. During the nine months ended September 30, 2025, Net cash used in operating activities was $593,249,027, primarily due to purchase of investments in the amount of $595,702,275.
As of September 30, 2025, cash, taken together with proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.
As of September 30, 2025, we had not declared or paid any distributions.
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

September 30, 2025
Components of the Partnership’s Transactional Net Asset Value
Investment in Affiliated Investments	$436,904,474
Cash and Cash Equivalent	—
Other Assets	—
Accrued Unitholder Servicing Fees	(495,771)
Other Liabilities	(7,145,680)
Transactional Net Asset Value	$429,263,023

The Transactional NAV per Unit for each class of the Partnership as of September 30, 2025 was as follows:

	September 30, 2025
Unit Class	Transactional NAV Per Unit	Number of Units
Class A-1a	$29.64	10,976,328
Class A-1b	$29.66	1,710,915
Class A-1c	$29.69	1,163,964
Class F-1	$29.69	177,892
Class I-1	$30.02	212,641
Class X	$30.29	230,043
		14,471,783
The following table reconciles GAAP Net Asset Value to Partnership’s Transactional Net Asset Value:

September 30, 2025
GAAP Net Asset Value	$405,503,881
Adjustments
Organizational and offering expenses and Initial Fund expenses	11,673,003
Servicing Fee	12,223,147
Non-Controlling Interests in Consolidated Entities	(137,008)
Transactional Net Asset Value	$429,263,023
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
For the three and nine months ended September 30, 2025, Servicing Fees of $4,025,459 and $12,718,918 was accrued, respectively.
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
Contractual Obligations
See “Results of Operations” above for our contractual obligations and commitments regarding payments due subsequent to September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is the changes in fair values and interest rate risk with respect to our alternative infrastructure and infrastructure related investments. As of September 30, 2025, we had alternative infrastructure and infrastructure related investments. The Investment Advisor is responsible for the oversight of risks to our business.
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
Interest Rates Risk
With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer
have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Form 10 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the nine months ended September 30, 2025 were previously disclosed.
Unit Repurchases
There has been no repurchases of Units for the nine months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the
Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement
(as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Second Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	11/05/25
10.1	Revolving Credit Agreement	8-K	000-56711	10.1	07/22/25
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Stonepeak-Plus Infrastructure Fund LP

Date: November 14, 2025	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Steve Mlynar
Steve Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)