Form 10-K
period 2025-12-31
Stonepeak-Plus Infrastructure Fund LP
filed 2026-03-31
CIK 2045458

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56711
Stonepeak-Plus Infrastructure Fund LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1582934
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
55 Hudson Yards 550 W 34th Street New York, NY	10001
(Address of principal executive offices)	(Zip Code)
(212) 907-5100
(Registrant’s telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Securities registered pursuant to Section 12(g) of the Act:
Class A-1a Limited Partnership Units
Class A-1b Limited Partnership Units
Class A-1c Limited Partnership Units
Class D-1 Limited Partnership Units
Class D-2 Limited Partnership Units
Class F-1 Limited Partnership Units
Class F-2 Limited Partnership Units
Class F-3 Limited Partnership Units
Class F-4 Limited Partnership Units
Class I-1 Limited Partnership Units
Class I-2 Limited Partnership Units
Class S-1 Limited Partnership Units
Class S-2 Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
2
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is currently no established public market for the registrant’s Units.
As of February 26, 2026, the registrant had the following limited partnership units outstanding: 15,304,468 units of Class A-1a, 1,729,058 units of
Class A-1b, 1,182,103 units of Class A-1c, 179,856 units of Class F-1, 623,241 units of Class I-1, 6,326,657 units of Class X and there were no units of Classes
D-1, D-2, F-2, F-3, F-4, I-2, S-1 and S-2 outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Unless the context otherwise requires, references in this Annual Report on Form 10-K to:
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
The investment activities of SP+ INFRA are carried out mainly through the Master Aggregator, a non-consolidated affiliate of the Fund. As such, we believe it is important to present information for both the Fund and the Master Aggregator in this Annual Report on Form 10-K. The consolidated financial statements of each entity are presented in “Part II. Item 8.
Financial Statements and Supplementary Data.” See also “Part II. Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations.”
This Annual Report on Form 10-K does not constitute an offer of SP+ INFRA or any Other Stonepeak Accounts.

Forward-Looking Statements; Risk Factor Summary
This Annual Report on Form 10-K (“Annual Report”) may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of
1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,”
“will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in “Part I. Item 1A. Risk Factors” in this Annual Report.
•Although the investment professionals of Stonepeak have extensive investment experience generally, including extensive experience operating and investing for the Stonepeak Platform (as defined below), as of the date of this
Annual Report, SP+ INFRA has a limited operating history. Stonepeak cannot provide assurance that it will be able to successfully implement SP+ INFRA’s investment strategy, or that Investments (as defined below) made by SP+
INFRA will generate expected returns.
•The Fund is a “blind pool” fund and thus you will not have the opportunity to evaluate our future investments before we make them.
•We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. Further, the valuation of SP+
INFRA’s investments will be difficult, may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold.
•We have implemented a Unit redemption program (the “Redemption Program”), but there is no guarantee we will be able to make such redemptions. Furthermore, if we do make such redemptions, only a limited number of Units will be eligible for redemption and redemptions will be subject to available liquidity and other significant restrictions. This means that SP+ INFRA could be more illiquid than other investment products or portfolios.
•An investment in our Units is not suitable for you if you need ready access to the money you invest.
•The purchase and redemption price for our Units are based on our NAV and are not based on any public trading market. While there will be independent valuations of our Direct Investments (as defined below) from time to time, the valuation of private equity investments is inherently subjective and our NAV may not accurately reflect the actual price at which our Investments could be liquidated on any given day.
•The acquisition of Investments may be financed in substantial part by borrowing, which increases our exposure to loss.
The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

•The private equity industry generally, and SP+ INFRA’s investment activities in particular, are affected by general economic and market conditions, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances.
Identifying, closing and realizing attractive private equity investments that fall within SP+ INFRA’s investment mandate is highly competitive and involves a high degree of uncertainty.
•SP+ INFRA’s Investments focus on the infrastructure and real asset industries and may be concentrated at any time in a limited number of geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. In any event, diversification is not a guarantee of either a return or protection against loss in declining markets. There is no assurance that SP+ INFRA will perform well or even return capital; if certain investments perform unfavorably, SP+
INFRA would need at least one or a few of its investments to perform very well in order to achieve above-average returns. There is no assurance that this will be the case.
Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in “Part I. Item 1A. Risk Factors” and “Part II. Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this Annual Report.

Part I.
Item 1.Business
General Development of Business
Stonepeak-Plus Infrastructure Fund LP forms a part of SP+ INFRA, an investment program designed to offer eligible individuals access to Stonepeak’s infrastructure platform (the “Stonepeak Platform”). Our general partner, Stonepeak-Plus
Infrastructure Fund Associates LP, a Delaware limited partnership (previously defined as the “General Partner”), and our investment advisor, Stonepeak-Plus Infrastructure Fund Advisors LLC, a Delaware limited liability company (previously defined as the “Investment Advisor”), are Affiliates of Stonepeak. As used herein, “Affiliate” means, with respect to a person, any other person that either directly or indirectly controls, is controlled by or is under common control with such person.
We are conducting a continuous private offering (the “Private Offering”) of our Units in reliance on exemptions from the registration requirements of the 1933 Act to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”)
and rules thereunder). SP+ INFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to private markets asset classes, such as infrastructure and real assets.
Description of Business
The Fund — Stonepeak-Plus Infrastructure Fund LP
The Fund, a limited partnership, was formed on April 29, 2024, under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
On May 2, 2025, the Fund held its first closing and sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous Private Offering. The Fund expects to continue to hold monthly closings as part of its continuous
Private Offering.
Our investment objective is to deliver strong total returns, with a focus on capital appreciation and, to a lesser extent, generate current income. There can be no assurance that SP+ INFRA will achieve its investment objective or that SP+ INFRA’s investment strategies will be successful. We seek to achieve this investment objective by providing access to the talent and investment capabilities of the Stonepeak Platform to create an attractive portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside Other Stonepeak Accounts and Stonepeak.
Overview of Stonepeak and the Stonepeak Platform
Stonepeak specializes in infrastructure and real assets, investing capital on behalf of investors, including public and private pension funds, insurance companies, endowments and other large institutions from around the world looking to grow these critical assets to create value for all stakeholders.
Stonepeak invests in the infrastructure that underpins our daily lives and delivers enduring social utility – the physical assets that power homes, connect communities to the internet, feed families, enable travel, and deliver goods. It works closely with management teams, bringing growth capital, operational expertise, and technology, and innovation to portfolio companies with the aim of building better businesses and creating value for stakeholders.
Stonepeak operates globally with offices in New York, Houston, Washington, D.C., London, Hong Kong, Seoul,
Singapore, Sydney, Tokyo Abu Dhabi and Riyadh and had over 350 employees, including over 191 dedicated investment professionals as of December 31, 2025.
As of December 31, 2025, Stonepeak had approximately $84.4 billion of assets under management.
Investment Strategies
SP+ INFRA seeks to achieve its investment objective by providing access to the talent and investment capabilities of the
Stonepeak Platform to create an attractive portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside Other Stonepeak Accounts and Stonepeak.
In managing SP+ INFRA, Stonepeak has been and intends to remain a disciplined, value-oriented investor engaged in building portfolio companies by supporting management teams and business plans, improving operations, providing access to the Stonepeak ecosystem, and evaluating and participating in follow-on investments to support growth.

SP+ INFRA may access the Stonepeak Platform in a variety of ways, including through:
•Direct Investments: Investments in companies and other projects, businesses and assets, directly or through one or more Intermediate Entities alongside Other Stonepeak Accounts. Direct Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-kind) notes, mezzanine debt, senior debt and “PIPE” (private investments in public equity) transactions;
•Secondary Investments: Secondary market purchases of existing investments in established funds, vehicles and accounts managed by Stonepeak or third-party managers; and
•Primary Commitments: Capital commitments to investment funds managed by Stonepeak or third-party managers, as well as any capital commitments to general partner, investment advisor or other similar managing entities of Stonepeak or third-party managers.
To a lesser extent, SP+ INFRA also invests in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Debt and Other Securities are generally expected to be liquid, and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity. For the avoidance of doubt, the foregoing may include securities or loans of portfolio companies of Other Stonepeak Accounts and
Stonepeak.
Each investment in Direct Investments, Secondary Investments, Primary Commitments and Debt and Other Securities is
referred to as an “Investment.” SP+ INFRA may make Investments through special purpose vehicles, operating companies or platforms, joint ventures, other investment vehicles and listed companies.
SP+ INFRA generally seeks to invest and / or make capital commitments of 80% to 85% of its NAV (plus the amount of any borrowings for investment purposes) in Direct Investments, Secondary Investments and Primary Commitments, and 15% to
20% of its NAV in Debt and Other Securities.
SP+ INFRA’s Investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, Stonepeak’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law. Certain Investments could be characterized by the Investment Advisor, in its discretion, as Direct Investments,
Secondary Investments, Primary Commitments or Debt and Other Securities depending on the terms and characteristics of such
Investments.
SP+ INFRA makes Investments by investing primarily alongside Other Stonepeak Accounts and Stonepeak, subject to the terms and conditions of such Other Stonepeak Account’s and Stonepeak’s governing documents. SP+ INFRA also makes
Investments by investing in Other Stonepeak Accounts. In certain instances, SP+ INFRA may acquire majority-owned interests and / or controlling interests, either through voting rights or management rights, in certain of its Direct Investments.
SP+ INFRA has invested in a third-party managed private fund that in turn owns a minority interest in Stonepeak
Partners Holdings LP, which invests directly into Stonepeak Partners LP, and Stonepeak GP Investors Holdings LP and its
alternative investment vehicles, which invest directly into the general partner and other similar managing entities of multiple
Other Stonepeak Accounts. This investment entitles SP+ INFRA to receive a portion of the fee income and carried interest, performance allocation or other similar incentive fees generated by multiple Other Stonepeak Accounts.
The Fund may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an investment and leverage may be used more heavily in certain investment strategies, particularly during the ramp-up period. The Fund does not intend to incur indebtedness that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Limit”); provided, that no remedial action will be required if the
Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an investment). The Leverage Limit may be exceeded on a temporary basis or to refinance existing borrowings.
SP+ INFRA Fund Program
The Fund, the Feeder Fund, the Aggregators, the Lower Funds and any Parallel Funds together form SP+ INFRA, which as a whole, constitutes a private equity investment program. Although the Fund generally invests and divests alongside the Lux
Fund through the Aggregators and other Intermediate Entities, the Lux Fund is not considered a Parallel Fund. The Fund and the Lux Fund together form the “Fund Program.” See “Part I. Item 1A. Risk Factors—Potential Conflicts of Interest—The Lux
Fund” below.
The Investment Advisor and the General Partner
On May 2, 2025, the Fund entered into the investment advisory agreement with the Investment Advisor, which was subsequently amended and restated on March 30, 2026 (as may be further amended and restated from time to time, the
“Investment Advisory Agreement”). On October 31, 2025, the Fund entered into the second amended and restated limited partnership agreement, which was subsequently amended by Amendment No. 1 of the second amended and restated limited partnership agreement on March 30, 2026 (as may be further amended and restated from time to time, the “Fund LPA”), with the General Partner, pursuant to which the General Partner manages the Fund on a day-to-day basis.
Overall responsibility for SP+ INFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors with respect to our periodic reports under the Exchange Act and certain conflicts of interest.
See “—The Board of Directors” and “—Fund LPA” below for further information.
The General Partner has delegated the portfolio management function regarding the Fund to the Investment Advisor. The
Investment Advisor has discretion to make Investments on behalf of the Fund.
The Investment Advisor is a Delaware limited liability company with its business address at 550 W 34th Street, New
York, NY 10001. The Investment Advisor is registered with the SEC as a “relying adviser” through a single “umbrella”
registration with Stonepeak Partners LP under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the General Partner is subject to the Advisers Act. The Investment Advisor is responsible for initiating, structuring, and negotiating the Fund’s Investments. In addition, the Investment Advisor actively manages each Investment to seek to maximize the value of each Investment.
Each of the Investment Advisor and General Partner is an Affiliate of Stonepeak and, as such, the Investment Advisor and General Partner have access to the broader resources of Stonepeak, subject to Stonepeak’s policies and procedures regarding the management of conflicts of interest.
 Market Opportunity
Stonepeak believes the market opportunity for private investments presents a compelling opportunity for investors looking to maximize their investment reach and exposure. Specifically, Stonepeak believes that the global infrastructure market represents a unique combination of mission critical real assets exposure, inflation protection, and resiliency through economic cycles. Furthermore, the specific target sectors (transport & logistics, communications, energy/energy transition and, to a lesser extent, social infrastructure) are, in Stonepeak’s view, expected to each benefit from long-term tailwinds that will require significant new and refurbishment capital over the coming decades.
a. transportation and logistics including roads and related infrastructure, port terminals, urban mass transport, on and off-street parking, operations (including fixed base operations), logistics facilities, pooled asset logistics operations, cold storage facilities and cold chain logistics operations;
b. communications and digital infrastructure including data centers, fiber networks, consumer and / or commercial broadband telecommunication assets, and wireless communications infrastructure;
c. energy and energy-transition infrastructure including oil and / or natural gas storage, transportation, or logistics assets, liquefied natural gas storage, transportation or liquefaction or regasification facilities, hydrogen or sustainable fuel production, transportation, or storage, power generation or energy storage assets, smart grids or energy meters, carbon capture and storage, waste to energy or waste disposal, etc.; and
d. social infrastructure including health care and education infrastructure assets and businesses.
The Board of Directors
Overall responsibility for SP+ INFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing management in the preparation of SP+ INFRA’s periodic reports under the Exchange Act and in overseeing certain conflicts of interest related to Stonepeak in accordance with the provisions of the Fund LPA and any policies of the General Partner. The Board currently consists of six members, three of whom are independent of the General Partner (each, an “Independent Director”), as determined by the General Partner consistent with the independence tests set out in Rule 303A.02 of the New York Stock
Exchange Listed Company Manual or any other policy as determined by General Partner. The Independent Directors shall be unaffiliated with the General Partner, the Investment Advisor, or any of their Affiliates.

The General Partner has the authority to appoint directors, including one or more Independent Directors; provided, that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. At least one half of the Board of Directors shall consist of Independent Directors. Subject to the foregoing, the General Partner shall have the right to change or replace any Independent Director for cause (as defined in the Fund LPA) and any Director other than an Independent
Director with or without cause. See “Part III. Item 10. Directors and Executive Officers—Biographical Information” for further information regarding the members of the Board.
The Fund has an Audit Committee comprised solely of Independent Directors. The Audit Committee is responsible for selecting the Fund’s auditor and approving the Fund’s financial statements, among other matters.
Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit
Unitholder proposals under Rule 14a-8 of the Exchange Act.
Although the Fund and the Lux Fund have highly overlapping portfolios, the Lux Fund has its own Board of Directors
(the “Lux Board of Directors” or the “Lux Board”), which is responsible for conducting the overall management and business affairs of the Lux Fund in accordance with the articles of association of the Lux Fund, as amended, restated or otherwise modified from time to time. The Lux Board currently comprises Steve Mlynar, Adrienne Saunders, John Alldis and Ross
Thomson. Stonepeak-Plus Infrastructure Fund Advisors LLC acts as the portfolio manager of the Lux Fund (the “Portfolio
Manager”). Upon the occurrence of a conflict of interest that has been brought to the attention of the Portfolio Manager and that constitutes in the Portfolio Manager’s good faith judgment, an actual and material conflict of interest in respect of which:
1.the interests of the Fund and the Lux Fund are aligned, the Portfolio Manager is required to consult the Board of the
Fund, which will provide advice, waive or consent in respect of such conflict.
2.the interests of the Fund and the Lux Fund are not aligned, the Lux Board is empowered to provide advice or to waive or consent in respect of any such conflict. See “Part I. Item 1A. Risk Factors—The Lux Fund.”
Investment Advisory Agreement
The Investment Advisor provides investment advisory services to us pursuant to the Investment Advisory Agreement.
Subject to the terms of the Investment Advisory Agreement, the Investment Advisor is responsible for originating and recommending our investment opportunities and advising with respect to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations.
The Investment Advisor’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Fund LPA. See “—Fund LPA” below for further information.
Fund LPA
Stonepeak-Plus Infrastructure Fund Associates LP, a Delaware limited partnership, is our General Partner. Overall responsibility for SP+ INFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s
Board of Directors. See “—The Board of Directors” above for further information.
Compensation of the Investment Advisor and the General Partner
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each Class of Units payable by the Fund (directly or indirectly through an Intermediate
Entity) equal to the product of (x) the Applicable Management Fee Percentage (as specified in the table below) with respect to such Class of Units and (y) SP+ INFRA’s month-end NAV attributable to such Class of Units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Servicing Fee (as defined below), the Performance
Participation Allocation (as defined below), Unit redemptions (and pending redemptions), any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which SP+ INFRA indirectly invests in an Investment (or any comparable entities of Other Stonepeak Accounts in which SP+ INFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. The Fund and any Parallel Fund each is obligated to pay (without duplication) its proportional share of the Management Fee with respect to each Class of Units based on its proportional interest in the Master Aggregator or other relevant Intermediate Entity(ies) with respect to such Class of Units.

Class	Applicable Management Fee Percentage
Class A-1a	0.875% per annum
Class A-1b	0.875% per annum
Class A-1c	0.875% per annum
Class D-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date (as defined below), and 1.25% per annum thereafter
Class D-2	1.25% per annum
Class F-1	0.875% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-2	0.75% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-3	0.625% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-4	0.875% per annum
Class I-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class I-2	1.25% per annum
Class S-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class S-2	1.25% per annum
Class X	—% per annum
The Investment Advisor may elect to receive the Management Fee in cash, Units and / or shares, interests or units of
Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed by the Fund at NAV at the
Investment Advisor’s request and will not be subject to the volume limitations of the Redemption Program (as defined below)
or the Early Redemption Deduction (as defined below) of the Redemption Program.
Each Management Fee payment will, as determined in the General Partner’s sole discretion, either (i) result in a reduction of NAV of the applicable Class of Units to which such payment relates or (ii) result in a reduction in Units held by
Unitholders of the applicable Class and the Fund will make a payment in the form of cash or Units of an equivalent amount to the Investment Advisor, which, in the case of a cash payment, may be invested or reinvested, as applicable, by the Investment
Advisor in whole or in part in Units and/or shares, interests or units of Intermediate Entities.
Class X Units are not subject to the Management Fee.
The Management Fee payable by the Fund with respect to each Class of Units shall be reduced by an amount (the
“Reduction Amount”) equal to 100% of the Fund’s pro rata share of Other Fees (as defined below) allocable to the Units in such Class (net of reasonable out-of-pocket expenses incurred by the Investment Advisor or its Affiliates (and not otherwise reimbursed) during the immediately preceding monthly period in connection with the transaction out of which such fees arose
(but shall not be net of all other direct or administrative costs allocable to such fees), it being understood that the Investment
Advisor or its Affiliates may seek to have all such reasonable out-of-pocket expenses and costs reimbursed or paid by the company in respect of which such expenses and costs are generated (which shall not be considered a fee for purposes of calculating the Reduction Amount)). In the event the Investment Advisor and its Affiliates have paid any Broken Deal
Expenses (as defined below) allocable to Units in a relevant Class in lieu of having them paid by the Fund, then the Reduction
Amount with respect to such Class for such monthly period will be decreased by the amount of such Broken Deal Expenses then or previously paid by the Investment Advisor and its Affiliates with respect to such Class to the extent that such Broken
Deal Expenses have not already been applied against the Reduction Amount. The Reduction Amount with respect to any Class for each monthly period shall be applied to reduce the Management Fee payable with respect to such Class for such monthly period (but not to an amount below zero) and to the extent not so applied shall be carried forward for application against future installments of the Management Fee with respect to such Class until such Reduction Amount is fully utilized in reducing the
Management Fee with respect to such Class. To the extent such excess Reduction Amount with respect to such Class remains unapplied upon either (i) the redemption (or withdrawal) of all Units in such Class or (ii) the Fund’s final distribution of assets,

the Investment Advisor or an Affiliate thereof shall retain such unapplied amount. The Fund’s pro rata share of Other Fees shall be allocated among classes pro rata based on their respective percentage interests in the relevant portfolio company in respect of which such Other Fees are received.
“Other Fees” shall mean any fees earned by the Investment Advisor and its Affiliates in connection with Investments and from the Fund’s unconsummated transactions, including, but not limited to, break-up and topping fees, monitoring and directors’ fees, commitment, financing and organization fees, set-up fees, consulting fees, asset management fees, investment banking fees, closing and transaction fees, acquisition fees, divestment fees, any other fees set forth in the Fund LPA and other similar fees. For the avoidance of doubt, (i) Other Fees shall not include stock options, restricted stock grants or other compensation granted or paid by portfolio companies to (or with respect to) employees or members of the Investment Advisor or its Affiliates who serve in bona fide, non-director management capacities (or other operational capacities involving a material portion of such employee’s business time) at portfolio companies and all such amounts paid to any such persons shall be deemed to be compensation for such persons’ service in such capacities irrespective of whether such persons also serve on the board of directors or other comparable body of the applicable portfolio company unless and to the extent any such amounts are explicitly designated in writing by the portfolio company to the Fund or the Investment Advisor at the time of payment as directors’ fees payable to the Investment Advisor or its Affiliates in return for the designated board seat thereof, (ii) the
Investment Advisor and its Affiliates may receive fees and/or payments from entities or vehicles other than the Fund’s portfolio companies, including from joint venture partners, co-investors and other counterparties in relation to one or more transactions otherwise involving the Fund, and such fees and/or payments shall not be considered Other Fees or be applied to reduce the
Management Fees borne by Unitholders and (iii) pursuant to the Amended and Restated Investment Advisory Agreement,
effective March 30, 2026, Other Fees shall not include (A) Subscription Fees (as defined below) and Servicing Fees, (B) any fees or payments as agreed or approved by the Independent Directors and (C) any fees and/or other payments received by the
Investment Advisor or its Affiliates in connection with the performance of aviation and aviation-related services in connection with any investment made by the Fund, any Parallel Fund, any Other Stonepeak Account or any Affiliate thereof so long as such fees and/or payments are on arm’s-length terms (it being understood that such fees and/or payments shall be deemed to be on arm’s-length terms if they are paid to the Investment Advisor or its Affiliates on the same terms as they are paid to a non-
affiliated capital markets or credit advisory advisor, as determined by the General Partner in good faith). In addition, the
Investment Advisor or one or more of its Affiliates have launched a capital markets and/or credit advisory function, including but not limited to a business to advise on the issuance of debt or equity and/or to participate in loan origination, syndication, placement and/or servicing of debt and/or equity securities (including for portfolio companies or entities formed to invest therein), and should any such business receive underwriting spreads or other fees of any kind with respect to any such activities, including spreads or fees (including advisory fees) from any portfolio company of the Fund, any Other Stonepeak Account or any other investment vehicle sponsored by the General Partner, the Investment Advisor or their respective Affiliates, any such spreads or fees will not be treated as Other Fees even if paid by or on behalf of, or are otherwise derived from, portfolio companies of the Fund so long as such spreads or fees are on arm’s-length terms (it being understood that such spreads or fees shall be deemed to be on arm’s-length terms if they are paid to the Investment Advisor, the Stonepeak Broker Dealer or one or
more of their respective Affiliates on the same terms as they are paid to a non-affiliated capital markets or credit advisory advisor).
“Broken Deal Expenses” shall mean all fees, costs and expenses incurred in connection with a proposed Investment that is not actually made or a proposed disposition which is not actually consummated (including, for greater certainty, any co-
investors’ share of any such expenses to the extent not paid by such co-investors), including, without limitation, (w)
commitment fees that become payable in connection with a proposed Investment that is not ultimately made, (x) legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel and related expenses, (y) printing expenses and
(z) any liquidated damages, forfeited deposits, reverse termination fees or other similar payments with respect to the acquisition of a prospective portfolio company.
The Investment Advisor and its Affiliates may receive fees (including fees of the type described in the term “Other
Fees”) from companies other than SP+ INFRA’s portfolio companies and their Affiliates and those involved in SP+ INFRA’s unconsummated transactions, including in connection with a joint venture in which SP+ INFRA participates or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty of SP+ INFRA and/or as otherwise described in the Memorandum. The Investment Advisor and its Affiliates shall have no obligation to reduce the Management
Fee in respect of such fees or share such fees in any way with SP+ INFRA or the Unitholders.
On any Management Fee calculation date and for all purposes under the Fund LPA and the Investment Advisory
Agreement, any unapplied Reduction Amount with respect to any class described above shall be treated as an asset of SP+
INFRA for the purposes of calculating NAV and gross asset value (excluding, in each case to avoid double counting, any unapplied reduction for Other Fees which have been capitalized and treated as an asset for purposes of calculating NAV and gross asset value or the payment of which did not otherwise reduce NAV and gross asset value).

Notwithstanding anything to the contrary in this Annual Report, the Investment Advisor has agreed to forego an amount of its monthly Management Fee and / or pay, absorb, or reimburse certain expenses of the Fund, to the extent necessary so that, for the first full calendar year of the Fund’s life (i.e., until December 31, 2026), the Fund’s annual Specified Expenses (as defined below) do not exceed 0.60% of the Fund’s NAV as of the end of each calendar month.
“Specified Expenses” shall mean all expenses incurred in the business of the Fund, including Organizational and
Offering Expenses, with the exception of (i) the Management Fee, (ii) the Performance Participation Allocation, (iii) the
Servicing Fee, (iv) any distribution fees or subscription fees payable to a distribution agent, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund or any person through which the Fund invests), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees and officers of the Fund), (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the
Investment Advisor).
Performance Participation Allocation
The General Partner or any other entity so designated by the General Partner is entitled to an allocation or distribution
(the “Performance Participation Allocation”) by the Fund (directly or indirectly through an Intermediate Entity), (i) with respect to the first Reference Period (as defined below), promptly following the end of the year (which shall accrue on a monthly basis)
and (ii) with respect to all subsequent Reference Periods, upon the end of each quarter thereafter and at the other times described below (which shall accrue on a monthly basis) in an amount equal to:
•First, if the Total Return (as defined below) for the applicable period exceeds the sum of (i) the Hurdle Amount (as defined below) for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess
Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient (as defined below) equals
12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Recipient pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
For further information regarding the Performance Participation Allocation, see “Part II. Item 7. Management’s
Discussion and Analysis of Financial Condition and Results of Operations—Expenses” below.
Investment Process Overview
SP+ INFRA benefits from an investment committee that is comprised of the following senior experienced investment professionals from Stonepeak: Michael Dorrell, Jack Howell, Luke Taylor, James Wyper, Anthony Borreca and Cyrus Gentry
(the “Investment Committee”).
The Investment Committee process emphasizes a consensus-based approach to decision-making among the members and is the same process that Stonepeak has adopted since inception. In addition, SP+ INFRA benefits from the breadth of the entire
Stonepeak Platform, including the various acquisition, asset management, portfolio operations, finance, investor relations, and legal and compliance professionals located around the globe. These resources provide valuable real-time, proprietary market data that are expected to enable Stonepeak to identify and act on market conditions and trends more rapidly than competitors and target specific themes with conviction.
SP+ INFRA believes that Stonepeak maintains a robust allocation process in accordance with Stonepeak’s investment allocation policy that governs the allocation of transactions across all of Stonepeak’s funds. As part of such process,
Stonepeak’s allocation committee (“Allocation Committee”), which consists of Michael Dorrell, Jack Howell and Luke Taylor, is responsible for assessing whether an investment opportunity fits within the investment objectives of any of Stonepeak’s funds and whether such opportunity should be presented to the relevant investment committee for such fund(s). The Allocation
Committee works in close coordination with the senior finance and legal and compliance teams when allocating investment opportunities to ensure all decisions are aligned with Stonepeak’s investment allocation policy.
SP+ INFRA is expected to leverage the breadth of the Stonepeak Platform to invest in opportunities that originate in and alongside the Other Stonepeak Accounts and Stonepeak. Stonepeak maintains a consistent approach to deal origination, seeking to originate opportunities that it believes present an attractive risk-adjusted return to build a portfolio of diversified alternative infrastructure and real asset-focused investments.
Stonepeak’s investment process is intended to screen out most deals at the early stages of review. The initial deal screening typically involves a senior member of the deal team assessing a potential opportunity to determine whether it warrants further evaluation. Should a transaction warrant further review, Stonepeak will typically execute a non-disclosure agreement and receive additional confidential information on the opportunity. Additional deal team resources may at this time be allocated to conduct preliminary desktop-level due diligence, with Stonepeak quickly determining which opportunities should be pushed further in the investment process and significantly narrowing down the universe of deals to be actively pursued.
Stonepeak believes that a hands-on approach to driving operational value-add at portfolio companies is integral to SP+
INFRA’s ability to deliver its target return. Stonepeak believes the opportunity for value-creation through operational initiatives is particularly strong for many infrastructure assets due to the insulation from competitive pressures inherent in the high barriers to entry for many such assets. In Stonepeak’s experience, many asset owners believe they can afford suboptimal operational practices without significant erosion of cash flows; however, Stonepeak believes that improved practices can often still lead to significant upside for a more diligent and hands-on owner like Stonepeak.
Stonepeak does not expect to have a pre-determined threshold for potential exits of its assets, either in terms of length of hold or a set valuation or return profile. Instead, Stonepeak seeks to constantly evaluate a variety of factors to determine how best to deliver value, including a potential partial or full exit of any given asset.
Stonepeak seeks to continuously evaluate how to optimize returns over the life of each investment.
SP+ INFRA invests in Debt and Other Securities, which are generally expected to be liquid, and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity. SP+ INFRA may allocate its Debt and Other
Securities across different asset classes and securities in order to diversify and reduce overall risk.
Competition
Identifying, closing and realizing attractive investments that fall within SP+ INFRA’s investment objectives is highly competitive and involves a high degree of uncertainty and will be subject to market conditions. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of SP+ INFRA’s strategy depends, is highly competitive. SP+ INFRA competes for Investments and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), sovereign wealth funds and other investors. In addition, certain Other Stonepeak Accounts that have investment objectives that are adjacent to or overlap with those of SP+ INFRA (whether now in existence or subsequently established) may share and / or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Stonepeak
Accounts or otherwise receive allocations of investments otherwise appropriate for SP+ INFRA. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. Further, over the past several years, an ever-increasing number of investment funds have been formed (and many existing funds have grown in size) for the purpose of investing in assets and businesses similar to those which SP+ INFRA is targeting. Additional funds, entities or vehicles (including Other Stonepeak Accounts) with similar investment objectives have been and may be formed in the future. Some of these competitors may have more relevant experience, greater financial resources and more personnel than SP+ INFRA and Stonepeak. Such competitors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with a prospective portfolio company, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of SP+ INFRA. It is possible that competition for appropriate investment opportunities could increase, which may also require SP+ INFRA potentially to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to SP+ INFRA and potentially adversely affecting the terms, including price, upon which Investments can be made. SP+ INFRA is selective in its approach to targeting Investments, and there is no guarantee that Investments meeting SP+ INFRA’s investment criteria will be available or all of SP+ INFRA’s
Investments will meet such criteria. Purchasers of the Units will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the Investments to be made by SP+ INFRA and, accordingly, will be dependent upon the judgment and ability of the General Partner and the Investment Advisor in sourcing transactions and investing and managing the capital of SP+ INFRA. Additionally, competition for investment opportunities from other investment vehicles has increased on a global scale. Private equity and other funds are making global competition increasingly intense. There can be no assurance that the addition of new sponsors to the market will not occur, and, if it does occur, could intensify this effect. Furthermore, there can be no assurance that SP+ INFRA will be able to locate, acquire, complete and exit
Investments that satisfy SP+ INFRA’s rate of return or investment objectives, or realize upon their values, or that it will be able to fully invest its committed capital. In addition, Stonepeak’s investment strategies in certain Investments may depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that
Stonepeak’s current relationship with any such partner or operator will continue (whether on currently applicable terms or otherwise) with respect to SP+ INFRA or that any relationship with other such persons will be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to SP+ INFRA.

Potential Conflicts of Interest
The General Partner and Investment Advisor face conflicts of interest as a result of, among other things, the allocation of investment opportunities among the Fund and Other Stonepeak Accounts, the allocation of time and attention of its investment professionals and the substantial compensation that will be paid to Stonepeak. Potential conflicts of interests may include, but are not limited to:
•The General Partner’s Performance Participation Allocation, which creates a greater incentive for Stonepeak to make more speculative investments on behalf of SP+ INFRA or time the purchase or sale Investments in a manner motivated by the personal interest of Stonepeak personnel than if such performance-based compensation did not exist;
•The amount of time and attention Stonepeak devotes to SP+ INFRA in order to conduct its affairs in an appropriate manner;
•Differing interests of Other Stonepeak Accounts and their respective portfolio companies; and
•The allocation of investment opportunities between SP+ INFRA and Other Stonepeak Accounts.
See “Part I. Item 1A. Risk Factors—Potential Conflicts of Interest”, including “—Investments in and Alongside Other
Stonepeak Accounts Generally,” “—Investments in Which Other Stonepeak Accounts Have a Different Principal Interest
Generally,” “—Joint Investments,” “—Conflicting Fiduciary Duties to Other Stonepeak Accounts” and “Broken Deal Expenses”
for more information on the conflicts of interest we may face.
Allocation of Investment Opportunities
SP+ INFRA does not have the exclusive unconditional right to any investment opportunity. Accordingly, Stonepeak is under no obligation to offer investment opportunities to SP+ INFRA and may choose to allocate all or any part of any opportunity to an Other Stonepeak Account or any business in which Stonepeak has invested, in accordance with its allocation policy. The General Partner and its Affiliates will, from time to time, be presented with investment opportunities that fall within the investment objective of SP+ INFRA and an Other Stonepeak Account now existing or to be formed in the future in accordance with the Fund LPA. Situations where an investment may be shared or allocated away from SP+ INFRA may also arise as a result of the fact that the General Partner and its Affiliates have the ability to, and are expected to, form, sponsor, and /
or manage other limited partnerships or pooled investment vehicles, including funds that are for Stonepeak’s own account or managed by Stonepeak for the account of another. Such investment funds may be ancillary or accretive to, or otherwise supplement, SP+ INFRA’s investment program, including, without limitation, the establishment of securitized vehicles or trading vehicles. The investment objectives of such Other Stonepeak Accounts may be a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and / or one geographic region) than the investment objectives of SP+ INFRA, and allocations of relevant investment opportunities will be made to such Other Stonepeak Accounts on a priority basis. Moreover, Stonepeak may establish Other Stonepeak Accounts or other vehicles that would otherwise be
Other Stonepeak Accounts but for the fact that the vehicles will not target multiple investments and / or are publicly-offered
(e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on acquisitions. Such Other Stonepeak Accounts may be sponsored and managed by the General Partner or its Affiliates and may participate alongside SP+ INFRA with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to SP+ INFRA). Unitholders should expect that not all of the investment opportunities suitable for SP+ INFRA will be presented to SP+ INFRA. Investment opportunities that might otherwise fall within the investment objectives of SP+ INFRA or its strategy will be allocated to Other Stonepeak
Accounts (in whole or in part). In addition, certain Other Stonepeak Accounts have investment objectives, and a history of investing in investments that are a subset of or overlap with the investment objectives of SP+ INFRA’s investment program.
SP+ INFRA and the Lux Fund participate and will continue to participate in all or substantially all of their investments through a combined investment structure using shared Intermediate Entities. Subject to certain exceptions, (i) the Lux Fund will generally invest on a pro rata basis alongside the Fund in Investments on substantially the same terms as the Fund (including by means of investing in the Master Aggregator and the relevant Intermediate Entities) and (ii) the Fund and the Lux Fund will generally dispose of each such Investment at the same time and on substantially the same terms (including by the Master
Aggregator and the relevant Intermediate Entities disposing of such Investment).
However, in the event that the General Partner determines to use distinct investment structures for the Fund and the Lux
Fund, they will continue to have substantially similar investment objectives and strategies and will continue to have highly overlapping investment portfolios, but will not be required to generally invest and divest in each investment at the same time and on the same terms. When using distinct investment structures, investment opportunities will be allocated between the Fund and the Lux Fund in accordance with Stonepeak’s internal allocation policy on a basis that the General Partner believes in good faith to be fair and reasonable, as further described below.

Additionally, because the Fund Program invests across Stonepeak’s platform, its investment strategy will overlap with that of Other Stonepeak Accounts that are actively investing and similarly overlap with future Other Stonepeak Accounts.
Although the Fund Program may make unique investments that are not shared by Other Stonepeak Accounts outside of the
Fund Program, many investment opportunities have been and will continue to be shared with Other Stonepeak Accounts to the extent such opportunities fall within the investment strategy of such Other Stonepeak Accounts and the investment strategy across the Fund Program. Please see “Part I. Item 1A. Risk Factors—Potential Conflicts of Interest—Allocation of Investment
Opportunities” for additional information regarding the Lux Fund.
Stonepeak generally determines the relative allocation of investment opportunities between the Fund Program and Other
Stonepeak Accounts on a basis that Stonepeak believes in good faith to be fair and reasonable and consistent with Stonepeak’s allocation policy (which will be updated from time to time). However, the application of the allocation policy may result in the
Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Among the factors Stonepeak considers in making investment allocations between the Fund Program and Other
Stonepeak Accounts are the following: (i) any applicable investment parameters, limitations and other terms of the Fund
Program and such Other Stonepeak Accounts, (ii) the Fund Program and such Other Stonepeak Accounts having available capital with respect thereto and (iii) legal, tax, regulatory, accounting, and other considerations deemed relevant by the General
Partner (including, without limitation, the specific nature, size, terms, sourcing and type of an Investment, relative investment strategies and primary investment mandates, policies, portfolio diversification concerns, contractual obligations, applicable investment limitations, relative amounts of available capital for each investment fund, source of the investment opportunity, the investment focus of each investment fund, the expected risk-return profile, the anticipated holding period, the anticipated cash yield and remaining investment periods, co-investment and co-underwriting arrangements, the extent of involvement of the respective teams of investment professionals dedicated to the Fund Program and Other Stonepeak Accounts, and other relevant considerations). Moreover, a fair and reasonable allocation methodology for purposes of the foregoing could involve the
General Partner establishing a formulaic methodology (such as a pre-determined fixed split) to allocate such opportunities between the Fund Program and one or more of such Other Stonepeak Accounts, although no such formulaic allocation methodology is required. As a result, in certain circumstances, investment opportunities that fall within the Fund Program’s objectives may not be presented to or pursued by the Fund Program, and may be allocated in whole or in part to any such Other
Stonepeak Accounts. See “Part I. Item 1A. Risk Factors—Potential Conflicts of Interest—Allocation of Investment
Opportunities” for more information.
Leverage
The Fund may employ borrowings, provide guarantees, provide other credit support and / or incur any other indebtedness for any purpose, including to manage liquidity and to fund all or a portion of the capital necessary for an investment and / or
Fund Expenses, and leverage may be used more heavily in certain investment strategies. The Fund may also borrow to satisfy redemption requests and for any proper purpose relating to the activities of the Fund. Where the Fund borrows for purposes of satisfying redemption requests, it will look to repay such amounts as soon as is reasonably practicable having regard to the interest of Unitholders as a whole.
The Fund typically seeks to ensure that it does not incur indebtedness through credit facilities via specialized institutions, banks or Affiliates of the Investment Advisor or other arrangements that would cause its Leverage Ratio (defined below) to exceed 30%. No remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an Investment).
For the purposes of this section:

a.
“Leverage Ratio” means: on any date of incurrence of any such indebtedness, the quotient obtained by dividing (i) Aggregate Net Leverage (as defined below) by (ii) the aggregate month-end values of the Fund’s Investments, plus the value of any other assets (such as cash on hand), as determined in accordance with the Fund’s valuation policy.

b.
“Aggregate Net Leverage” means: (i) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of the Fund minus (ii) cash and cash equivalents of the Fund minus, without duplication, (iii) cash used in connection with funding a deposit in advance of the closing of an investment and working capital advances.

For purposes of determining the Aggregate Net Leverage, the Investment Advisor shall use the principal amount of borrowings, and not the valuations of the Fund’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. For the avoidance of doubt, the Leverage Limit does not apply to (i)
indebtedness incurred by an Intermediate Entity (including, for the avoidance of doubt, any other Aggregator and any Lower

Fund) or portfolio company that is not recourse to the Fund, (ii) guarantees of indebtedness, (iii) “bad boy” guarantees or other credit support obligations or (iv) other related liabilities that are not recourse indebtedness for borrowed money.
The Fund may:
•borrow money, including on a joint and several basis and / or cross-collateralized basis with any Parallel Fund, the Lux
Fund, portfolio company, Intermediate Entity, alternative vehicles and / or other persons in or alongside which the
Fund acquires or proposes to acquire an Investment; and / or
•give guarantees, commitments, credit support and / or other undertakings in connection with the borrowings of the
Fund, any Parallel Fund, the Lux Fund, the Feeder Fund, any portfolio company, any Intermediate Entity, any alternative vehicle and / or any other person in or alongside which the Fund acquires or proposes to acquire an
Investment,
in each case in connection with its investment activities, i.e., the Fund may utilize leverage.
The Fund may use leverage and incur indebtedness opportunistically and may choose to increase or decrease its leverage and indebtedness, or use different types or combinations of leveraging and borrowing instruments, at any time based on the
Fund’s assessment of market conditions and the investment environment.
The Fund may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management.
The Investment Advisor may review the hedging policy of Stonepeak from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Fund at the relevant time. See “Part I. Item 1A. Risk Factors—Financial Leverage” for more information on risks associated with leverage.
Term
SP+ INFRA has been established, and is expected to continue, for an indefinite period of time. As part of SP+ INFRA’s indefinite term structure, investors may request the redemption of their Units on a quarterly basis. See “—Redemption
Program” below for more information regarding redemptions.
Emerging Growth Company
We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, as amended (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Fund on behalf of our Unitholders who do not elect to receive their distributions in cash as provided below. As a result, if the General Partner authorizes, and we declare, a cash distribution, then our Unitholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Units rather than receiving the cash distribution. If a Unitholder elects to opt out of the distribution reinvestment plan, such Unitholder will receive any distributions declared in cash.

There will be no upfront subscription fees charged to a Unitholder for Units received pursuant to the distribution reinvestment plan if such Unitholder participates in the distribution reinvestment plan.
The Units issued under the distribution reinvestment plan will be at a price equal to the most recent available NAV per
Unit for such Units at the time the distribution is payable.
Redemption Program
The Fund has implemented the Redemption Program which allows redemption of Units, in each quarter, up to 5% of
Units outstanding (either by number of Units or aggregate transactional NAV) as of the close of the previous calendar quarter.
The General Partner may, in accordance with the Fund LPA, cause the Fund to allow redemptions of Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter. The Class X Units held by SP Investors (as defined below) will not be subject to the Redemption Program, including with respect to any redemption limits. The Fund has adopted a separate arrangement to redeem Class X Units held by the SP Investors. To the extent the General Partner redeems Units in any particular calendar quarter, the General Partner will cause the Fund to redeem Units using the transactional NAV per Unit as of the last calendar day of each calendar quarter, subject to the Early Redemption Deduction, and as further described in the Fund
LPA.
Any redemption request of Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the value of the applicable NAV of the Units being redeemed (the “Early Redemption
Deduction”) for the benefit of the Fund and the Unitholders, subject to certain exceptions. The General Partner may make exceptions to, modify, amend or suspend the Redemption Program without Unitholder approval if, in its reasonable judgment, it deems such action to be in the best interest of the Fund and the Unitholders, including, but not limited to, regulatory or structuring reasons or as necessary to ensure that the Fund is not subject to tax as a corporation; provided that any such suspension or material modification shall be subject to the approval of the Independent Directors. As a result, Unit redemptions may not be available each quarter, such as when a redemption would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the redemptions.
The Investment Advisor may elect to receive the Management Fee in Units in lieu of cash payments. If the Management
Fee is paid in Units, such Units will not be subject to the volume limitations of the Redemption Program or the Early
Redemption Deduction of the Redemption Program. The General Partner or any other entity so designated by the General
Partner may elect to receive the Performance Participation Allocation in Units in lieu of cash payments. If the Performance
Participation Allocation is paid in Units, such Units will be subject to the volume limitations of the Redemption Program but not the Early Redemption Deduction of the Redemption Program.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to cause the Fund to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such calendar quarter will be redeemed on a pro-rata basis after we have redeemed all Units for which redemption has been requested due to death, qualifying disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Unitholders must resubmit their redemption request in the next quarterly redemption window. The Fund has no obligation to redeem Units, including if the redemption would violate the restrictions on distributions under any applicable law or regulation. The limitations and restrictions described above may prevent the Fund from accommodating all redemption requests made in any quarter.
Stonepeak Unit Repurchase Arrangement for Class X Units Held by SP Investors
In recognition of SP Investors’ (as defined below) supporting the Fund’s initial and potential future acquisitions, the
Fund has adopted an arrangement to repurchase any Class X Units acquired by SP Investors (the “Eligible Units”). On the last calendar day of each month (the “Repurchase Date”), the Fund expects to offer to repurchase Class X Units of the Fund from
SP Investors having an aggregate NAV (the “Monthly Repurchase Amount”) up to (i) the net proceeds from new subscriptions for Units that the Fund receives in the offering of the Fund’s Units (other than Eligible Units) for such month (which subscriptions will be accepted and effective on or after the first business day of the following month) less (ii) the aggregate redemption amount of Units (other than Eligible Units) received by the Fund during such month pursuant to the Redemption
Program plus (iii) the Excess Operating Cash Flow (as defined below). In addition to the Monthly Repurchase Amount for the applicable month, the Fund will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The repurchase price per Eligible Unit for each repurchase from the SP Investors will be the NAV per
Eligible Unit as of the Repurchase Date, as determined in accordance with the Fund’s valuation policy. This Unit repurchase arrangement is not subject to any time limit and will continue until the Fund has repurchased all Eligible Units.

“Excess Operating Cash Flow” means, for any given quarter, the Fund’s net cash provided by operating activities, if any, less any amount of such cash used, or designated for use, to pay distributions to Unitholders.
“SP Investors” refers collectively to Stonepeak Partners LP and its subsidiaries and affiliated entities.
Other than as described herein, the Unit repurchase arrangement for Eligible Units is not subject to the redemption limitations (including the 5% quarterly redemption limitation) of the Redemption Program. Notwithstanding the foregoing, no repurchase offer will be made to SP Investors during any month in which (1) the 5% quarterly redemption limitation of the
Fund’s Redemption Program has been decreased or (2) the full amount of all Units requested to be redeemed under the Fund’s
Redemption Program is not redeemed. Additionally, the Fund may elect not to offer to purchase Units from SP Investors, or may offer to repurchase less than the Monthly Repurchase Amount, if, in the Fund’s judgment, the Fund determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund as a whole. Further, the General Partner may modify, suspend or terminate this Unit repurchase arrangement if it deems such action to be in the Fund’s best interests and the best interests of the Fund’s Unitholders. SP Investors will not request that Eligible Units be repurchased under the Fund’s
Redemption Program.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Investment Advisor or their affiliates pursuant to the terms of the Investment Advisory Agreement and the Fund LPA. See “Part I. Item 1. Business—Investment Advisory
Agreement” and “—Fund LPA.”
Reporting Obligations
We make available on our website at www.stonepeakplusinfra.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is routinely accessible through and posted on our website. The information contained on, or accessible from, our website is not part of this
Annual Report by reference or otherwise.
Item 1A. Risk Factors
The following considerations should not be seen as an exhaustive list of potential risks or conflicts. Additional risks and uncertainties not currently known to SP+ INFRA, or that have not been noted in this Annual Report, also may have a negative or adverse effect, which could be material, on the performance of SP+ INFRA and the value of the Units. The order in which the risks are presented below is not intended to provide an indication of the likelihood of their occurrence or of their magnitude or significance. Because SP+ INFRA may invest in and / or alongside certain Other Stonepeak Accounts (which, for all purposes of “Item 1A. Risk Factors”, include Stonepeak proprietary vehicles), the risk factors described herein may apply to
SP+ INFRA’s Direct Investments, Secondary Investments and Primary Commitments in and / or alongside Other Stonepeak
Accounts and all references to SP+ INFRA shall include references to the relevant Other Stonepeak Accounts alongside and through which SP+ INFRA may invest, as the context so requires. Additionally, many of the risk factors described herein will be applicable in connection with investments made by third-party investment funds and third-party managers in which SP+
INFRA may participate, even if such investments are not specifically discussed in such risk factors.
Market Conditions
Highly Competitive Market for Investment Opportunities; Operators and Other Partners. Identifying, closing and realizing attractive investments that fall within SP+ INFRA’s investment objectives is highly competitive and involves a high degree of uncertainty and will be subject to market conditions. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of SP+ INFRA’s strategy depends, is highly competitive. A failure by
Stonepeak to identify attractive investment opportunities, develop new relationships and maintain existing relationships with joint venture partners and other industry participants would adversely impact SP+ INFRA. SP+ INFRA will be competing for
Investments and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), sovereign wealth funds and other investors. In addition, certain Other Stonepeak Accounts that have investment objectives that are adjacent to or overlap with those of SP+
INFRA (whether now in existence or subsequently established) will share and / or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Stonepeak Accounts or otherwise receive allocations of investments otherwise appropriate for SP+ INFRA. New competitors constantly enter the market, and in some cases existing competitors may combine in a way that increases their strength in the market. Further, over the past several years, an ever-
increasing number of investment funds have been formed (and many existing funds have grown in size) for the purpose of investing in assets and businesses similar to those which SP+ INFRA is targeting. Additional funds, entities or vehicles
(including Other Stonepeak Accounts) with similar investment objectives have been and may be formed in the future. Some of these competitors may have more relevant experience, greater financial resources and more personnel than SP+ INFRA and
Stonepeak. Such competitors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with a prospective portfolio company, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of SP+ INFRA. It is possible that competition for appropriate investment opportunities could increase, which may also require SP+ INFRA potentially to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to SP+ INFRA and potentially adversely affecting the terms, including price, upon which
Investments can be made. SP+ INFRA intends to be selective in its approach to targeting Investments, and there is no guarantee that Investments meeting SP+ INFRA’s investment criteria will be available or all of SP+ INFRA’s Investments will meet such criteria. Purchasers of the Units will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the Investments to be made by SP+ INFRA and, accordingly, will be dependent upon the judgment and ability of the General Partner and the Investment Advisor in sourcing transactions and investing and managing the capital of SP+ INFRA. Additionally, competition for investment opportunities from other investment vehicles has increased on a global scale. Private equity and other funds are making global competition increasingly intense. There can be no assurance that the addition of new sponsors to the market will not occur, and, if it does occur, could intensify this effect. Furthermore, there can be no assurance that SP+ INFRA will be able to locate, acquire, complete and exit Investments that satisfy SP+ INFRA’s rate of return or investment objectives, or realize upon their values, or that it will be able to fully invest its committed capital. In addition, Stonepeak’s investment strategies in certain Investments may depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that Stonepeak’s current relationship with any such partner or operator will continue (whether on currently applicable terms or otherwise) with respect to SP+ INFRA or that any relationship with other such persons will be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to SP+ INFRA.
Geopolitical Conflicts and Risk. Geopolitical events, including, without limitation, national referenda, political elections, international violent and non-violent conflicts, political movements and reactions to national and international emergencies, can affect monetary policy, fiscal policy, international relations, currency valuations, legal systems and regulatory regimes, among numerous other things, in ways that could impact SP+ INFRA and / or its ability to operate and / or pursue its investment strategy. As economies and financial markets worldwide become increasingly interconnected, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., EU, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on the operations, risk profile, and value of SP+ INFRA and its portfolio companies, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions. Ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally (including in the countries in which SP+ INFRA invests), and therefore could adversely affect the performance of SP+ INFRA’s Investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to SP+ INFRA, the performance of SP+ INFRA’s Investments, portfolio company operations, and the ability of
SP+ INFRA to achieve its investment objectives. Similar risks exist to the extent that any portfolio companies, service providers and vendors of Stonepeak, SP+ INFRA and any portfolio companies, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas. Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Stonepeak, SP+ INFRA and its portfolio companies. See also “—Economic Sanctions and Anti-Bribery Considerations” herein. Furthermore, if after subscribing to SP+ INFRA, any investor or any beneficial owner thereof is included on a list of prohibited entities and individuals maintained by a relevant regulatory and/or government entity, including OFAC, or under similar E.U., U.K. or
Cayman Islands regulations or under other applicable law, or are operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., United Nations, E.U., U.K., Luxembourg, the Cayman Islands

and/or other applicable jurisdictions, SP+ INFRA would likely be required to cease any further dealings with such investor or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets of SP+ INFRA until such sanctions are lifted or a license is sought under applicable law to continue dealings. SP+ INFRA could further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions.
For the avoidance of doubt, Stonepeak has the sole discretion to determine the remedy if an investor is included on a sanctions list and is under no obligation to seek a license or any other relief to continue dealing with such investor. Although Stonepeak expends significant effort and resources to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by Stonepeak’s or SP+ INFRA’s activities or investors, which would adversely affect SP+ INFRA.
Risks related to sanctions described elsewhere herein (including “—Economic Sanctions and Anti-Bribery Considerations”)
apply to such sanctions as well. (See also “—Terrorist Activities” below).
There can be no assurances that political and regulatory conditions will not worsen and/or adversely affect SP+ INFRA, its investments, or their respective financial performance.
General Economic and Market Conditions. The private equity industry generally, and SP+ INFRA’s investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of Stonepeak’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of SP+ INFRA’s Investments), trade barriers, consumer spending patterns, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations), foreign ownership restrictions and global pandemics. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market price of securities and interest rates or a worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of SP+ INFRA’s Investments, which could impair SP+ INFRA’s profitability, result in losses and impact the
Unitholders’ investment returns. Stonepeak’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Stonepeak’s business and operations and thereby could impact SP+ INFRA. A depression, recession, slowdown and /
or sustained slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends or consumer spending patterns would have a pronounced impact on the General Partner, the
Investment Advisor, SP+ INFRA and its portfolio companies (which would likely be exacerbated by the presence of leverage in a particular portfolio company’s capital structure) and could adversely affect their profitability, creditworthiness and ability to execute on their business plans, sell assets, satisfy existing obligations, make and realize Investments successfully, originate or refinance credit or draw on existing financings and commitments (including, in the case of SP+ INFRA, commitments from
Unitholders), which in turn may have an adverse impact on the business and operations of SP+ INFRA. Recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. Moreover, a recession, slowdown and / or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect SP+ INFRA’s profitability, impede the ability of SP+ INFRA’s portfolio companies to perform under or refinance their existing obligations, and impair
SP+ INFRA’s ability to effectively exit Investments on favorable terms. In addition, there exists uncertainty in the global banking markets (particularly as a result of the failures of certain banks), and there can be no assurance that other banks
(including banks with which Stonepeak, SP+ INFRA or its portfolio companies have business relationships) will not suffer adverse effects. Any of the foregoing events could result in substantial or total losses to SP+ INFRA in respect of certain
Investments, which losses will likely be exacerbated by the presence of leverage in a particular portfolio company’s capital structure. Stonepeak itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the U.S. and / or global economies generally. Prospective investors should note that performance and other numerical information contained in this Annual Report, including without limitation, market data, have not been updated through the date of this Annual Report. For example, Stonepeak believes that certain market data and information is likely to have recently changed from that included herein, but is not yet available.
Financial Market Fluctuations; Availability of Financing. Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of SP+ INFRA’s Investments. Certain assets may be vulnerable to local, national and worldwide economic cycles. This could affect the cash flow from portfolio companies as well as the prices at which SP+ INFRA purchases or sells its Investments. Instability and volatility in interest rates and the securities or debt markets may also increase the risks inherent in SP+ INFRA’s investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure as occurred in the most recent global economic downturn. SP+ INFRA and its portfolio companies are expected to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings.
Tightening of loan underwriting standards, which often occurs during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. SP+ INFRA’s ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability. In the event that SP+ INFRA is unable to obtain debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, SP+ INFRA may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned.
Inflation Risk. Inflation in the U.S. remains above targeted levels and, despite recent interest rate cuts by the U.S.
Federal Reserve, interest rates remain high generally. Other developed economies are similarly experiencing, or have experienced in recent years, higher than normal inflation rates. It remains uncertain whether the substantial inflation in such economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies.
Inflation and rapid fluctuations in inflation rates have had in the past and may in the future have negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, certain countries have imposed wage and price controls or otherwise intervened in the economy, and certain central banks have raised interest rates in recent years and could raise interest rates again in the future. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. SP+ INFRA’s portfolio companies may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. As inflation rises, a portfolio company may earn more revenue but may incur higher expenses. As inflation declines, a portfolio company may not be able to reduce expenses commensurate with any resulting reduction in revenue. Certain businesses may rely on concessions to mitigate the inflation risk to cash flows through escalation provisions linked to the inflation rate. While these provisions may protect against certain risks, they do not protect against the risk of a rise in real interest rates, which is likely to create higher financing costs and may reduce the amount of levered, after-tax cash flow generated by an Investment. There can be no assurance that continued and more wide-spread inflation in the U.S. and / or other economies will not become a serious problem in the future and have an adverse impact on SP+ INFRA’s Investments and returns.
Interest Rate Risks. Changes in interest rates may adversely affect SP+ INFRA’s underlying Investments and changes in the general level of interest rates can affect SP+ INFRA’s income by affecting the spread between the income on its assets and the expense of its interest-bearing liabilities, as well as, among other things, the value of its interest-earning assets, the capitalization rate at which its assets are valued in the market and its ability to realize gains from the sale of assets. Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, fiscal deficits, trade surpluses or deficits, regulatory requirements and other factors beyond the control of the General Partner or the Investment Advisor. Any deterioration of the global debt markets, any possible future failures of financial services companies and / or a significant rise in market perception of counterparty default risk, interest rates and / or taxes may adversely affect SP+ INFRA’s ability to generate attractive risk-adjusted investment returns. In order to seek to reduce the interest rate risk inherent in SP+ INFRA’s underlying investments and capital structure, SP+ INFRA may enter into interest rate transactions, including but not limited to interest rate swaps and caps. For instance, interest rate swaps involve the exchange by SP+ INFRA with a counterparty of fixed-rate payments for floating rate payments; the payment obligations would be based on the notional amount of the swap. In an interest rate cap, SP+ INFRA would pay a premium to the counterparty to the interest rate cap and, to the extent that a specified variable rate index exceeds a predetermined fixed rate, would receive from the counterparty payments of the difference based on the notional amount of such cap. Depending on the state of interest rates in general, SP+ INFRA’s use of interest rate transactions could enhance or harm the overall performance of SP+ INFRA.
Banking Sector Developments. SP+ INFRA will maintain funds with one or more banks or other depository institutions
(“Banking Institutions”), which include U.S. and non-U.S. Banking Institutions, and SP+ INFRA will enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking
Institutions with whom SP+ INFRA, its portfolio companies and/or Stonepeak transact could inhibit the ability of SP+ INFRA or its portfolio companies to access depository accounts or lines of credit at all or in a timely manner. Also, there can be no assurance that such Banking Institutions will honor its obligations or that SP+ INFRA or such portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. In such cases, it is possible that SP+ INFRA would be forced to delay or forgo investments or to call capital when it is not desirable to do so, resulting in lower performance for SP+
INFRA. In the event of such a failure of a Banking Institution where SP+ INFRA or one or more of its portfolio companies holds depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by SP+ INFRA), access to such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”)
protection will generally not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that
SP+ INFRA and its affected portfolio companies would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro rata with other unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to SP+ INFRA or its portfolio companies. One or more Unitholders or Stonepeak could also be similarly affected and unable to fund capital calls, further delaying or deferring new investments. In addition, Stonepeak will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a
Banking Institution comes under stress or fails.
Additionally, there can be no assurances that SP+ INFRA or its portfolio companies will establish banking relationships with multiple financial institutions and Stonepeak is under no obligation to maintain account balances at or below the relevant insured amounts. SP+ INFRA and its portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets (including deposits) with a particular Banking Institution (including, without limitation, in connection with a credit facility or other financing transaction).
Custodial Risks. One or more banks or broker-dealers will act as custodians for certain assets of SP+ INFRA. Custodians could provide certain clearing services, including prime brokerage, margin financing or other financing facilities in addition to custodial functions. If a custodian were to become insolvent, SP+ INFRA would, in respect of financial assets credited to securities accounts and held in street name, have only rights in common with other customers of the custodian and would not have ownership of, or rights with respect to, any specific financial assets maintained by the custodian. If any custodian were to have insufficient financial assets to satisfy all of its customers and its secured creditors, SP+ INFRA could suffer losses.
Furthermore, if SP+ INFRA uses a broker-dealer as a custodian (or prime broker), the bankruptcy of such custodian might have a greater adverse effect on the Fund than would be the case if SP+ INFRA used a bank as custodian. This is because, subject to certain limitations, a broker generally has the ability to loan, pledge, and rehypothecate the securities in its customers’ accounts, as is typical market practice, and therefore may have insufficient assets to meet all of its obligations to “customers” in the event of insolvency of the broker-dealer. Even if a custodian has sufficient assets to meet all “customer” claims, there may be a substantial delay in proceedings against a custodian and the assets of SP+ INFRA could become substantially impaired during such proceedings. With respect to assets held with custodians outside of the United States, SP+ INFRA’s assets could be subject to laws and regulations that are less favorable to SP+ INFRA than those of the United States (including with respect to the priority of any claims that SP+ INFRA may have upon a bankruptcy, insolvency or liquidation of any custodian, which may result in SP+ INFRA being an unsecured creditor of such custodian rather than having a priority “customer” claim). Placement of a custodian in bankruptcy or similar proceeding outside of the United States would likely result in a great deal of uncertainty as to the status of assets or the ultimate recovery, if any, of such assets held by such custodian. If the custodian or its depositary were to be rendered unavailable, for example as a result of a prolonged business disruption event, as has happened in the past, the Investment Advisor is required to make alternate custodial arrangements, which may prove to be less secure and present greater risk to the safety of the security than had there been no such disruption.
There can be no assurances that SP+ INFRA or its portfolio companies will establish banking relationships with multiple financial institutions. SP+ INFRA and its portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction). Moreover, the Custody Rule generally prohibits the General Partner from transferring
Partnership funds to an account of the General Partner or its affiliates and related persons. Circumstances could arise where such a bank shows signs of distress or impairment and Stonepeak and portfolio companies would need to decide between (1)
moving assets to another bank in breach of such contractual obligations or to an account of the General Partner or its affiliates and related persons in potential violation of the Advisers Act custody rule (thereby exposing SP+ INFRA or its portfolio companies to breach of contract liability and/or regulatory risk), on the one hand, and (2) honoring the contractual obligations and adhering to the Advisers Act custody rule but running the risk of losing the assets, on the other hand. Either decision could have a material adverse effect on SP+ INFRA or its portfolio companies.
The General Partner has the authority and power to appoint one or more independent representatives to act as agent for
SP+ INFRA (and the Unitholders) for purposes of Rule 206(4)-2 (the “Custody Rule”) of the Advisers Act and the Unitholders
hereby expressly consent to any such appointment. The independent representative will have the power to (among other things)
receive delivery of any custodial statements, account statements, financial statements, notices and / or any other information required to be provided to the Unitholders in order to comply with the Custody Rule or any other requirement under the
Advisers Act or any rule or regulation thereunder, review any such information provided to it, and take any other action the independent representative, the General Partner or the Investment Advisor determine to be necessary or appropriate to comply with the Custody Rule or the Advisers Act. As a result, the Unitholders will not separately receive, any such statements or other information.
Epidemics / Pandemics. Certain countries have been susceptible to epidemics, which may be designated as pandemics by world health authorities, most recently a novel and highly contagious form of coronavirus (“COVID-19”). The outbreak of such epidemics or pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which SP+
INFRA invests), and therefore is expected to adversely affect the performance of SP+ INFRA’s Investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to the ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to SP+ INFRA, the performance of its
Investments or operations, and the ability of SP+ INFRA to achieve its investment objectives. See also “—Force Majeure Risk”
and “—Public Health Emergencies” below.
Public Health Emergencies. From 2020 to 2022, in response to the COVID-19 pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of COVID-19
(including any new or variant outbreaks) or another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, labor shortages and disruption of supply chains, which could have a significant adverse impact on SP+ INFRA’s and its portfolio companies’ business, financial condition, results of operations, liquidity and prospective investments and exacerbate many of the other risks discussed herein. In the event of another pandemic or global health crisis like the COVID-19 pandemic, SP+ INFRA’s portfolio companies could experience decreased revenues and earnings, which could adversely impact Stonepeak’s ability to realize value from such Investments and in turn reduce SP+
INFRA’s performance. Investments in certain sectors and in certain geographies could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Portfolio companies could also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which could result in potential impairment of SP+ INFRA’s Investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, SP+ INFRA could be limited in its ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Such a contraction could cause investors to seek liquidity in the form of redemption of Units, adversely impacting SP+ INFRA’s operations. A pandemic or global health crisis can be expected to also pose enhanced operational risks. For example, Stonepeak’s employees could become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements can be expected to impact employee morale, integration of new employees and preservation of Stonepeak’s culture. Remote working environments could also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, Stonepeak’s third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
Investments Outside the United States Generally. SP+ INFRA will make Investments in jurisdictions outside of the U.S.
Investments in non-U.S. securities and instruments involve certain factors not typically associated with investing in U.S.
securities or instruments, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which SP+ INFRA’s non-U.S. Investments are denominated, fluctuations and costs associated with conversion of investment principal and income from one currency into another; (ii) exposure to fluctuations in interest rates payable with respect to the instruments in which SP+ INFRA invests; (iii)
differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (iv)
differences between U.S. and foreign securities markets, including potentially higher price volatility, different interest rates and relative illiquidity of some markets; (v) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (vi) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment by U.S. firms and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vii) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such Investments; (viii) differing and potentially less well developed or well-tested corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; (ix) higher rates of inflation; (x) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (xi) political hostility to investments by foreign or private equity investors; and (xii) less publicly available information.
Additionally, the legal systems of some non-U.S. countries lack transparency or could limit the protections available to foreign investors, and SP+ INFRA’s investments may be subject to nationalization and confiscation without fair compensation.

For example, SP+ INFRA may not enjoy rights comparable to those of shareholders of companies organized in the United
States, Europe, or other developed countries, and remedies available for any violation of those rights (and any additional shareholder rights that might be created in such company’s constitution or by-laws or by contract) may not be as favorable as those available under the laws of other jurisdictions, and if SP+ INFRA obtains a judgment in a court outside such country, it may be difficult to enforce such judgment in the country where the company is located. Furthermore, political and social instability in the countries in which SP+ INFRA may invest could adversely affect SP+ INFRA’s investments in such countries.
Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, and social conditions and popular unrest in opposition to government policies that facilitate direct foreign investment. Governments of certain of these countries have exercised and continue to exercise substantial influence over many aspects of the private sector. In addition, in some countries there is greater acceptance than in the United States of government involvement in commercial activities and corruption. SP+ INFRA generally does not intend to obtain political risk insurance.
Accordingly, government actions in the future could have a significant effect on economic conditions in such countries, which could affect private sector companies and the returns on investments. Exchange control regulations, expropriation, confiscatory taxation, nationalization, restrictions on repatriation of capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect the assets of SP+ INFRA held in a particular country.
Furthermore, portfolio companies located outside the U.S. may be involved in restructurings, bankruptcy proceedings or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code (the “Bankruptcy
Code”) and the rights of debtors or creditors afforded in U.S. jurisdictions. To the extent such non-U.S. laws and regulations do not provide SP+ INFRA with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, SP+ INFRA’s Investments in any such portfolio company may be adversely affected.
The effectiveness of the judicial systems in countries in which SP+ INFRA may invest varies; consequently, SP+ INFRA may find it difficult to effectively protect its interests or pursue claims in the courts of countries with less developed legal systems or commercial markets, as compared to the U.S. or other developed countries. The lack of sophistication and consistency with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights in certain countries in which
SP+ INFRA invests, as compared with the U.S., may adversely impact SP+ INFRA’s ability to achieve its investment objectives.
In particular, foreign investments in certain countries, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights, equity shares, or control of certain listed companies beyond certain specified thresholds could require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Certain types of mergers and amalgamations of companies may require sanction of the appropriate courts/tribunals thus causing delays and uncertainty to completing transactions. The restricted ability on foreign investors to directly hold assets in such jurisdictions could decrease SP+ INFRA’s flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities.
While Stonepeak intends, where deemed appropriate, to manage SP+ INFRA in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of SP+ INFRA that are in or subject to the laws of those countries or the value or realization of SP+ INFRA’s investments.
Economic, Political and Social Risks. Certain countries and regions have in the past, and may in the future, experience religious, political and social instability that could adversely affect SP+ INFRA’s Investments in such countries and regions.
Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. There can be no assurance that these government measures, as well as other economic, social or political unrest in the future will not have a material adverse effect on the financial conditions and results of operations of portfolio companies.
Additionally, exchange control regulations, expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect the assets of SP+ INFRA. Additionally, the availability of attractive investment opportunities for SP+ INFRA is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, to further encourage private sector initiatives. In addition, countries may be in the initial stages of their industrial development and have a lower per capita gross national product or a low income economy as compared to the more developed economies. Markets for portfolio companies in such countries are not as developed and may be less liquid than markets in more developed countries. Portfolio companies domiciled in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. In particular, emerging market countries have been disproportionately impacted by COVID-19 and the related consequences thereof, and are expected to be similarly vulnerable to other global phenomena, including future epidemics or pandemics. Additionally, SP+ INFRA may be less influential than other market participants in jurisdictions where it or Stonepeak does not have a significant presence.
Global Developments and their Impact on Asian Economies. Many countries in Asia are heavily dependent upon international trade, and the U.S. and Europe remain important export markets for many economies in the region. Consequently, countries in the region may be adversely impacted by economic and political developments in other parts of the world, particularly in the case of significant contractions and weakening in demand in primary export markets or enactment of trade barriers by key trading partners. The global financial crisis in 2009 caused significant dislocations, illiquidity and volatility in the wider global credit and financial markets, including markets in Asia. While the volatility of global financial markets has largely subsided, there are rising political tensions within the region and globally, leaders in the U.S. and several European nations have risen to power on protectionist economic policies, and there are growing doubts about the future of global free trade. There can be no certainty that economies in the region may not be impacted by future shocks to the global economy. The
U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products. Related to this action, certain foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods, and have indicated a willingness to impose additional tariffs on U.S.
products. Global trade disruption, together with future downturns in the global economy, significant introductions of trade barriers and bilateral trade frictions between the region’s major trading partners and the U.S. and key export markets in Europe could adversely affect the financial performance of SP+ INFRA and SP+ INFRA could lose both invested capital and anticipated profits from the affected Investments.
There can be no assurances that conditions globally will not worsen and / or adversely affect one or more of SP+
INFRA’s portfolio companies, its access to capital or leverage or key markets, or its overall performance. The Fund’s investment strategies and the availability of opportunities satisfying SP+ INFRA’s risk-adjusted return parameters rely in part on the continuation of certain trends and conditions observed in the financial markets and in some cases the improvement of such conditions. Trends and historical events do not imply, forecast or predict future events and, in any event, past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made or the beliefs and expectations currently held by SP+ INFRA will prove correct and actual events and circumstances may vary significantly.
Regional Risk; Interdependence of Markets. Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which SP+ INFRA invests are influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. A repeat of either of these crises or the occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Asset Manager in Certain Jurisdictions. Certain local regulatory controls and tax considerations may cause SP+ INFRA to appoint one or more third parties to manage some or all of SP+ INFRA’s Investments in certain jurisdictions. Although typically Stonepeak oversees the operations of SP+ INFRA’s Investments, such third parties will be delegated responsibilities and may have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third party will be borne by SP+ INFRA and will not offset Management Fees.
Trade Policy Uncertainty. Political leaders in the U.S. and certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government previously imposed, and it is possible in the future will further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum, and the Trump administration has imposed tariffs on imports of certain products into the United States, including from Canada and Mexico. Accordingly, some foreign governments, including
China, instituted retaliatory tariffs on certain U.S. goods and indicated a willingness to impose additional tariffs on U.S.
products.
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
While this dispute has already had negative economic consequences on the U.S. markets, if trade related issues persist, including as a result of geopolitical tensions, there could be additional significant impacts on the industries in which SP+
INFRA participates, the jurisdiction of SP+ INFRA’s portfolio companies and / or other adverse impacts on SP+ INFRA and its investments. In addition, trade disputes may develop between other countries, which may have similar or more pronounced risks and consequences for SP+ INFRA or its investments.
There is uncertainty as to the actions that will be taken under the Trump administration with respect to U.S. trade policy, and while Stonepeak and SP+ INFRA intend to comply with applicable laws, rapid changes in laws and/or uncertain interpretation and implementation thereof, could affect SP+ INFRA’s capacity to comply. New trade policy could also create a legal burden for and negatively impact SP+ INFRA and its investments, including by increasing costs and requiring SP+
INFRA to exit certain investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce value of SP+
INFRA’s Investments and adversely affect the income of properties that rely on the business of importing of goods into, and the exporting of goods out of, the United States.
Sustainability Matters. Stonepeak has established a responsible investing framework, which it and the General Partner intend to apply, as appropriate, to SP+ INFRA’s investment portfolio, consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements. Depending on the investment, the impact of developments connected with sustainability-related factors (also called responsible investing factors), including greenhouse gas (“GHG”) emissions, energy management, community relations, worker health and safety, environmental compliance and business ethics and transparency, could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the General Partner or a third-party sustainability advisor will reflect the beliefs or values, internal policies or preferred practices of any particular investor or other asset managers or reflect market trends. Considering responsible investing factors when evaluating an investment in certain circumstances may, to the extent material risks associated with an investment are identified, cause the General Partner not to make an investment that it would have otherwise made or to make a management decision with respect to an investment differently than it would have made in the absence of such consideration, which may affect the performance of SP+ INFRA as compared to a fund that does not assess relevant sustainability factors. Additionally, sustainability factors are only some of the many factors that the General Partner expects to consider in making an investment.
Although Stonepeak considers the application of its responsible investing framework to be an opportunity to enhance or protect the performance of its investments over the long-term, while also producing beneficial impacts for both society and the environment, consistent with its overriding fiduciary duty to investors, Stonepeak cannot guarantee that its responsible investing approach, which depends in part on qualitative judgments, will positively impact the financial, climate or sustainability performance of any individual investment or SP+ INFRA as a whole. Similarly, to the extent the General Partner or a third-party advisor engages with portfolio investments on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the financial or sustainability-related performance of the investment. Successful engagement efforts on the part of the General Partner or a third-party advisor will depend on the General
Partner’s skill in properly identifying and analyzing material sustainability and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
Moreover, considering sustainability factors in connection with SP+ INFRA’s investment may also result in SP+ INFRA bearing certain sustainability-related expenses (such as due diligence costs) that SP+ INFRA would not otherwise bear. The materiality of sustainability risks and impacts on an individual asset and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. Responsible investing factors, issues, objectives, goals and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by SP+
INFRA, and will vary greatly based on numerous criteria, including, but not limited to, location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the General Partner often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the General Partner to incorrectly identify, prioritize, assess or analyze the entity’s responsible investing practices and / or related risks and opportunities. The General Partner does not intend to independently verify certain of the sustainability-related information reported by investments of SP+ INFRA, and may decide in its discretion not to utilize, report on, or consider certain information provided by such investments. To the extent that Stonepeak or the
General Partner provides reports of material sustainability issues to investors, such reports will be based on Stonepeak’s, the
General Partner’s or applicable investment management team’s sole and subjective determination of whether and how to report on any material sustainability issue has occurred in respect of an investment and the General Partner makes no representations that all material sustainability issues will or should be discussed in such reports.

In addition, Stonepeak’s responsible investing framework and associated procedures and practices, is expected to change over time. Stonepeak in certain circumstances could determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the General Partner to adhere to all elements of
SP+ INFRA’s investment strategy, including with respect to sustainability risk and opportunity management and impact, whether with respect to one or more individual investments or to SP+ INFRA’s investments generally.
Further, integration of responsible investing practices as a whole is evolving rapidly and there are different principles, frameworks, methodologies and tracking tools being implemented by asset managers, and Stonepeak’s adoption of and adherence to such principles, frameworks, methodologies and tools may vary over time. For example, Stonepeak’s responsible investing framework does not represent a universally recognized standard for assessing these considerations. Stonepeak is currently a signatory to the United Nations’ Principles for Responsible Investment (UNPRI) and on climate related issues strives to offer reporting consistent with recommendations of the Task Force on Climate-related Financial Disclosures. These initiatives may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that Stonepeak will remain a signatory, supporter or member of these initiatives or other similar industry frameworks.
Finally, there is also growing regulatory interest, particularly in the U.S., U.K., and E.U. (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure sustainability-related performance, in order to allow investors to validate and better understand sustainability claims. For example, new laws in
California will require climate-related disclosure, including disclosure of climate-based financial risk and of Scope 1, 2 and 3 greenhouse gas emissions, the application of which to entities such as SP+ INFRA are not yet clear pending agency rulemaking.
Stonepeak’s responsible investment policy and the General Partner could become subject to additional regulation and / or risk of regulatory scrutiny in the future, and the General Partner cannot guarantee that its current approach (including the responsible investing policy) or SP+ INFRA’s investments will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements can be expected to lead to increased management burdens and costs.
Increasing Scrutiny of Sustainability Matters. Stonepeak and its Affiliates are subject to increasing scrutiny from regulators, elected officials, investors and other stakeholders with respect to sustainability and responsible investing-related matters, which may adversely impact the ability of SP+ INFRA to raise capital from certain investors, constrain capital deployment opportunities for SP+ INFRA and impact Stonepeak’s brand and reputation, and result in increased costs to SP+
INFRA. With respect to the alternative asset management industry, in recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change and diversity, among other aspects of sustainability.
On the other hand, the discussion about the role of sustainability in the investment process has become heavily politicized in certain jurisdictions, which has affected investor sentiment, and has led to increasing uncertainty with respect to certain investors’ and stakeholders’ sustainability-related obligations. Furthermore, investors’ and stakeholders’ views with respect to the appropriate role of sustainability in the investment process has become more polarized. Sentiment against responsible investing practices, also called “anti-ESG” sentiment, has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and / or investing the state’s assets (including pension plan assets) through such institutions, and (ii) investment prohibitions in certain states require that relevant state entities or managers/administrators of state investments make investments based solely on “pecuniary factors.” If investors subject to such legislation viewed SP+ INFRA’s or Stonepeak’s responsible investing considerations as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in SP+ INFRA and Stonepeak’s ability to maintain the size of its funds could be impaired. Alternatively, such investors may seek confirmation that Stonepeak’s responsible investing practices are consistent with such state requirements as a condition to their investment in
SP+ INFRA.
Accordingly, the General Partner is expected to be subject to competing sustainability-related demands from different investors in different jurisdictions and other stakeholder groups with divergent views on sustainability matters, including the appropriate role of sustainability factors in the investment process. This divergence increases the risk that certain investors or stakeholders may perceive the General Partner’s management – or lack thereof – of sustainability matters negatively, which could adversely impact SP+ INFRA’s ability to access and deploy capital. In addition, a failure to successfully manage sustainability-related expectations may negatively impact Stonepeak’s business, erode stakeholder trust and constrain investment opportunities. See also “—Environmental, Social and Governance Matters.”

Terrorist Activities. Terrorist attacks (including cyber sabotage or similar attacks) in major global cities and the subsequent military or other response by the U.S. or other countries and their allies or any further terrorist activities could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of SP+
INFRA’s Investments having a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of SP+ INFRA’s assets will be directly or indirectly affected by a terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-
profile assets in 24-hour urban markets may be particularly attractive targets. Such an attack could have a variety of adverse consequences for SP+ INFRA, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. Such risks may or may not be insurable at rates that the General Partner deems sensible at all times and as a result, SP+ INFRA may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to SP+ INFRA’s service providers and other counterparties in the event of losses may be limited, and such losses may be borne by SP+ INFRA. See also “—Availability of Insurance Against Certain Catastrophic
Losses” below.
Natural Disasters. Certain regions in which SP+ INFRA may invest or conduct activities related to Investments are susceptible to natural disasters and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt SP+ INFRA’s operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of SP+ INFRA’s Investments, SP+ INFRA could lose both invested capital and anticipated profits. See also “—Force Majeure Risk” below.
Corruption Risk. Corruption can result in significant economic losses due to fraud, theft and waste. Moreover, corruption can corrode critical public institutions, such as the courts, law enforcement and public pension administration, thereby undermining property rights, public confidence and social stability. As a result, corruption dramatically increases the systemic risks that may exist in some of the jurisdictions in which SP+ INFRA may invest. Corruption scandals are common and likely to remain so going forward. Regulatory agency counterparties might have the right to terminate an agreement relating to a portfolio company or asset where management, any related third-party management company, operator or any of their affiliates has committed bribery, corruption or another fraudulent act in connection with the investment by SP+ INFRA in such portfolio company. Most capital put toward such an investment will not be compensated in these circumstances. SP+ INFRA and prospective investors in SP+ INFRA are thus exposed to the increased costs and risks of corruption (which may include reputational risk for SP+ INFRA and / or the Unitholders) in the jurisdictions in which SP+ INFRA may invest, and there can be no assurance that any reform efforts will have a meaningful effect during the term of SP+ INFRA.
Privatization. SP+ INFRA may invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, SP+ INFRA will have the opportunity to participate in the investing consortium.
Furthermore, if SP+ INFRA has the opportunity to participate in a privatization, it is possible the privatization could be re-
examined subsequently by local or international regulatory bodies, exposing SP+ INFRA to criticism or investigation. Investors should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted, but could be substantially less than the amount invested in such companies.
Unionization. Certain portfolio companies and / or their service providers, agents, or other counterparties may have a unionized work force or relationships with individuals who are otherwise covered by a collective bargaining agreement, which could subject any such entity’s activities and labor relations matters to complex laws and regulations relating thereto, and additional risk of litigation. Moreover, a portfolio company’s operations and profitability could suffer if there are labor relations problems with respect to its workforce or the workforce of any of its service providers, agents or other counterparties. Upon the expiration of any of such collective bargaining agreements, a portfolio company or any of its service providers, agents or other counterparties may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such portfolio company’s facilities (or at that of any service provider, agent or other counterparty) could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to SP+ INFRA itself, which could adversely affect SP+ INFRA’s ability to implement its investment objectives.
Foreign Investment Controls. Foreign investment in securities of companies in certain of the countries where SP+
INFRA could from time to time invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase the costs and expenses of SP+ INFRA. SP+ INFRA may utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits SP+
INFRA’s Investments or taxes or restricts or otherwise prohibits repatriation of proceeds. These restrictions or controls may limit the potential universe of buyers of an asset, thereby reducing the demand for assets SP+ INFRA seeks to sell. For example, the Committee on Foreign Investment in the U.S. may determine a foreign entity cannot buy an asset being sold by
SP+ INFRA in the U.S. Such securities may also be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale. While regulation of foreign investment has generally liberalized in recent years, there can be no assurance that more restrictive regulations will not be adopted in the future. Moreover, while the General Partner and the Investment Advisor believe their investment structures will not subject SP+ INFRA’s Investments to the most prohibitive of foreign investment and repatriation restrictions, there can be no assurances that authorities will agree that such investment structures do not trigger such restrictions, or that the law will not change such that additional governmental approvals are required, SP+ INFRA’s
Investments are restricted or prohibited, or repatriation of proceeds are taxed, restricted or otherwise prohibited. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. For example, certain governments have in the past, and may in the future, impose controls and / or procedural requirements on the convertibility of their currencies into foreign currencies and the remittance of currency from such countries to other jurisdictions in certain circumstances (including controls based on the category of remittance to be made, e.g., current account items such as payments to suppliers for imports, labor, services, and payments of interest on foreign exchange loans and capital account-related payments, such as the repayment of bank loans denominated in foreign currencies or direct investment). Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances could cause governments to impose temporary restrictions on capital remittances abroad. SP+ INFRA could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities or other assets held by SP+ INFRA, and income on such securities or other assets or gains from the disposition of such securities or other assets may be subject to withholding taxes imposed by certain jurisdictions.
U.S. Outbound Investment Security Program. The U.S. Department of the Treasury’s Outbound Investment Security
Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and
Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or could in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons.
The Outbound Investment Security Program and any potential changes will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact SP+ INFRA’s operations or its ability to make and exit investments, including without limitation by (i) limiting the scope of its investment activities, and (ii) limiting
SP+ INFRA’s ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, while SP+ INFRA has developed and implemented policies and procedures designed to ensure compliance with the Outbound Investment Security Program, SP+ INFRA cannot fully anticipate its scope or guarantee compliance with the rules. The scope of the Outbound Investment Security Program is subject to change, and it is possible that legislation and/or regulations could expand the list of regulated technologies, the list of implicated countries, or the types of transactions that are prohibited or require notification; such changes could impact our ability to participate in transactions—either as buyer or seller—or otherwise affect SP+ INFRA’s investment strategies.
CFIUS and Similar Non-U.S. Regulatory Regimes. Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of, and investments in, local entities by non-U.S. persons if that acquisition or investment threatens to impair national or economic security or is otherwise deemed undesirable. In addition, many jurisdictions restrict non-U.S. investment by taking steps including but not limited to placing limitations on non-U.S. investment, implementing investment screening or approval mechanisms, and restricting the employment of non-Americans as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by non-U.S. persons
(“Foreign Ownership Laws”).
In some cases, SP+ INFRA’s investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the U.S.) may be subject to review and approval by the Committee on Foreign Investment in the U.S.
(“CFIUS”). In the event that CFIUS or any non-U.S. equivalent thereof reviews one or more investments or in the event that
Foreign Ownership Laws apply to a particular investment, there can be no assurance that SP+ INFRA will be able to maintain or proceed with such investments on terms that are acceptable to the General Partner.
CFIUS may recommend that the U.S. President block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect SP+ INFRA’s ability to execute its investment strategy.
Additionally, CFIUS or any non-U.S. equivalent thereof may seek to impose limitations on one or more such investments that may prevent SP+ INFRA from maintaining or pursuing investment opportunities that SP+ INFRA otherwise would have maintained or pursued which could adversely affect the performance of SP+ INFRA’s investment in such portfolio investments and thus the performance of SP+ INFRA. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving non-U.S. Unitholders that may be deemed “non-passive.” These reforms could impact the ability of non-
U.S. Unitholders to participate in SP+ INFRA’s investments, which may impair SP+ INFRA’s ability to execute its investment strategy. They could also increase the number of transactions involving SP+ INFRA that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other non-U.S. direct investment processes may be difficult to predict, and there is no guarantee that, if applicable to a portfolio company, the decisions of CFIUS would not adversely impact SP+ INFRA’s investment in such entity.
The General Partner may compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a prohibited person, which shall include, without limitation, any person who is not eligible as an investor for a class of Units or if in the sole opinion of the General Partner the holding of such Units may be detrimental to the interests of the existing
Unitholders, SP+ INFRA or Stonepeak, for example where their participation is at risk of jeopardizing SP+ INFRA’s ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations.
In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. Across the
United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future. These laws could limit SP+
INFRA’s ability to invest in certain entities or impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. SP+ INFRA’s investments outside of the U.S. may also face delays, limitations, or restrictions as a result of notifications made under and/or in compliance with these legal regimes and rapidly changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on non-U.S. investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting
SP+ INFRA’s ability to make investments in such countries.
Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may delay or otherwise impact SP+ INFRA’s acceptance of subscriptions from certain investors and approval of transfers by or to certain Unitholders. Delays in SP+ INFRA’s ability to accept subscriptions may adversely impact the ability of SP+ INFRA to make investments in countries such as India, the
European Union, Australia, and the UK and the timing of such investments. The foregoing requirements may also result in circumstances in which SP+ INFRA determines not to pursue certain potential investment opportunities in these countries.
Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for SP+ INFRA to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in an issuer. As a result of such regimes, SP+ INFRA may incur significant delays and costs, be altogether prohibited from making a particular investment, or impede or restrict syndication or sale of its assets to certain buyers, all of which could adversely affect SP+
INFRA’s ability to meet its investment objectives.
Foreign Capital Controls. Countries may require government approval for contributions of foreign capital to the country and distributions of investment income or capital out of the country. Countries may also place limitations on holding their currency abroad. Countries can change capital controls to increase or decrease overall levels of foreign direct investment or currency pricing, to manage the country’s balance of payments and for a number of other reasons outside the control of
Stonepeak. SP+ INFRA could be adversely affected by delays in, or a refusal to grant, any required governmental approval for payment of dividends and repatriation of capital interests.
Legal Framework and Corporate Governance. Because the integrity and independence of the judicial systems in some of the countries in which SP+ INFRA invests varies, SP+ INFRA may have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against governmental entities, which could materially and adversely affect revenues and earnings of SP+ INFRA or its portfolio companies. Any regulatory supervision which is in place may be subject to manipulation or control. Some emerging and developing market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional, national and supranational requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary appreciation or interpretation. SP+ INFRA may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts. If counterparties repudiate contracts or default on their obligations, there may not be adequate remedies available. Furthermore, to the extent SP+ INFRA or a portfolio company obtains a judgment in a country with a strong judiciary but is required to seek its enforcement in the courts of a country with a weak judiciary, there can be no assurance that SP+
INFRA or such portfolio company will be able to enforce the judgment. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. Due to the foregoing risks and complications, the costs associated with investments in emerging markets are generally higher than in developed countries.
Certain markets do not have well-developed shareholder rights, which could adversely affect SP+ INFRA’s minority investments. In these markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets.
Any regulatory supervision which is in place may be subject to manipulation or control. Legislation to safeguard the rights of private ownership may not exist in certain areas, and there may be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary interpretation.
Accounting, Disclosure and Regulatory Standards. SP+ INFRA uses U.S. GAAP for the calculation of its NAV for financial reporting purposes, valuation of Investments and the establishment of the audited annual report. The calculation of
SP+ INFRA’s NAV for purposes of subscriptions, redemptions, calculation of expenses and other purposes described herein
(including with respect to the calculation of Organizational and Offering Expenses and Servicing Fees) shall be made in accordance with the methodology set forth in the valuation policy, which differs in certain respects from the methodology required pursuant to U.S. GAAP (including, without limitation, with respect to amortizing expenses). SP+ INFRA’s accounting standards and policies may not correspond to the accounting standards and policies of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in audited annual reports may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements in certain of the countries in which SP+ INFRA may invest are not equivalent to those in the U.S. or other non-United States jurisdictions and may differ in fundamental ways. Differences may arise in areas such as valuation of assets, accounting for depreciation, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to SP+ INFRA that is not consistent with U.S. GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, Stonepeak’s due diligence and reporting activities and less information may be available to Unitholders. Assets and profits appearing on the financial statements of a company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP. Even for financial statements prepared in accordance with U.S. GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.
In addition, in certain instances, SP+ INFRA may not have access to all available information to determine fully the origination and underwriting practices utilized with respect to the investments or the manner in which the investments have been serviced and / or operated. As a result, the General Partner’s due diligence activities may provide less information than due diligence reviews conducted in more developed countries. Although SP+ INFRA will endeavor to conduct appropriate due diligence in connection with each investment, in the case of Investments in less developed countries, no guarantee can be given that they will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an investment.
Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, SP+ INFRA’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.
Bankruptcy. SP+ INFRA will, both directly and through certain Investments, be a borrower, and SP+ INFRA could be a creditor through debt or other structured Investments that SP+ INFRA may hold. Bankruptcy laws may delay the ability of
SP+ INFRA to realize on collateral for debt held by it, or may adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower may be involved in restructurings, insolvency proceedings or reorganizations under the Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the Bankruptcy Code. Certain non-U.S. bankruptcy laws and regulations may provide inferior protections to creditors than U.S. bankruptcy laws and regulations. U.S. and certain non-U.S. bankruptcy laws may result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and may result in a discharge of all or part of a debt Investment that SP+ INFRA holds without payment to SP+ INFRA. On the other hand, SP+ INFRA as a borrower may be adversely affected by bankruptcy or other similar proceedings initiated against it or a portfolio company; SP+
INFRA may not be able to restructure its own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights.
RISKS RELATING TO INVESTMENTS
Nature of Infrastructure Investments Generally. Investment in infrastructure assets and infrastructure-related securities or instruments, properties and other assets involves many relatively unique and acute risks. Project revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of an Investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation, demographic changes, economic conditions, pandemics, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, technical obsolescence, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, changes in demand for products or services, defective design or construction, bankruptcy or financial difficulty of a major counterparty and acts of war or terrorism and other unforeseen circumstances and incidents could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions to SP+ INFRA or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of infrastructure assets or businesses and infrastructure-related securities or instruments, properties, and other assets involve various risks and are subject to substantial regulation (as described below), many of which may not be under the control of the owner / operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to partially or completely offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a portfolio company’s losses. Furthermore, once infrastructure assets of a portfolio company become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.
Middle Market Companies. Investments in middle market companies, while often presenting greater opportunities for growth, can also entail larger risks than are customarily associated with investments in large companies. Medium-sized companies could have more limited product lines, markets and financial resources, and could be dependent on a smaller management group. As a result, such companies are expected to be more vulnerable to general economic trends and to specific changes in markets and technology. In addition, future growth may be dependent on additional financing, which may not be available on acceptable terms when required. Further, there is ordinarily a more limited marketplace for the sale of interests in smaller, private companies, which could make realizations of gains more difficult by requiring sales to other private investors.
In addition, the relative illiquidity of private equity investments generally, and the somewhat greater illiquidity of private investments in small- and medium-sized companies, could make it difficult for SP+ INFRA to react quickly to negative economic or political developments.

Governmental and Regulatory Risks Generally. Infrastructure investments are subject to substantial government regulation and governments have considerable discretion to implement regulations that could affect the business of infrastructure investing. In many instances, the operation or acquisition of infrastructure assets involves an ongoing commitment to or from a governmental agency, and the operation of infrastructure assets often relies on government permits, licenses, concessions, leases or contracts. The nature of these obligations and dependencies exposes the owners of infrastructure assets to a higher level of regulatory control than typically imposed on other businesses, resulting in government entities having significant influence over such owners and companies.
Regulatory agencies might impose conditions on the construction, operations and activities of an infrastructure security, property or other asset as a condition to granting their approval or to satisfy regulatory requirements, including requirements that such assets remain managed by the General Partner, SP+ INFRA or their Affiliates, which could limit the ability of SP+
INFRA to dispose of portfolio companies at opportune times.
Where a portfolio company holds a concession or lease from the government, the concession or lease may restrict the portfolio company’s ability to operate the business in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring payment of adequate compensation.
In addition, governmental entities may exercise their discretion to change or increase regulation of the operations of portfolio companies or to implement laws, regulations or policies affecting their operations, separate from any contractual rights that the government counterparties may have, in a manner that causes delays or adversely affects the operation of the business of such portfolio companies and / or SP+ INFRA’s ability to effectively achieve its investment objectives. For example, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire infrastructure assets, and additional approvals could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant portfolio company’s customer base. See also “—Certain Restrictions on Ownership” below.
In addition, since many portfolio companies will provide basic, everyday services and face limited competition, regulatory agencies could be influenced by political considerations and could make decisions that adversely affect a portfolio company’s business. Certain types of infrastructure assets are very much in the “public eye” and politically sensitive, and as a result SP+ INFRA’s activities could attract an undesirable level of publicity. Additionally, pressure groups and lobbyists could induce regulatory agency action to the detriment of SP+ INFRA as the owner of the relevant portfolio company or asset. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of a portfolio company. The profitability of certain types of investments might be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation).
Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant investments by SP+
INFRA.
Regulatory Approvals / Consents. SP+ INFRA may not receive the initial regulatory approval or license needed to acquire or otherwise operate an Investment, including after substantial costs have been incurred pursuing such Investment.
Additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire or operate infrastructure assets, and additional approvals may become applicable in the future due to a change in laws and regulations, a change in the portfolio company’s customer(s), change in investor composition in SP+ INFRA or for other reasons. Furthermore, permits or special rulings may be required on taxation, financial and regulatory related issues. Additionally, a portfolio company could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurance that a portfolio company will be able to
(i) obtain all required regulatory approvals that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility or sales to third parties or could result in additional costs to a portfolio company and SP+ INFRA. In addition, to the extent SP+ INFRA determines to make a follow-on investment into a portfolio company, SP+ INFRA may be required to obtain separate and / or additional regulatory approvals in respect of such follow-on investment, which may be different or more stringent than the initial approvals obtained in respect of such portfolio company. In such scenario, SP+ INFRA’s participation in such follow-on investment may be delayed or otherwise adversely affected.

A portfolio company’s operations may rely on government licenses, concessions, leases or contracts that are generally complex and may result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits are required to be maintained over the project’s life. If a portfolio company fails to comply with these regulations or contractual obligations, it could be subject to monetary penalties or SP+ INFRA may lose its right to operate the affected portfolio company, or both.
Governments and other regulators may impose conditions on the operations and activities of portfolio companies as a condition to granting its approval or to satisfy regulatory requirements. These conditions, which may be statutory in nature or may be tailored to a particular project. Where a portfolio company is the sole or predominant service provider in its service area and provides services that are essential to the community, it may be subject to rate regulation that will determine the prices it may charge. It may be subject to unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in its profits being negatively affected. In addition, such conditions may also limit or provide a disincentive for portfolio companies to invest in competing industries or to acquire anticompetitive market power in a particular market. The relevant governmental agency may impose conditions of ongoing ownership or equivalent restrictions on SP+
INFRA in respect of the underlying infrastructure assets. This may include a requirement and / or restriction that may limit the ability of SP+ INFRA to dispose of Investments at opportune times or require that such assets remain managed by Stonepeak.
Public Demand and Usage Risk. Demand, usage and throughput risk can affect the performance of infrastructure assets.
Demand, usage and throughput depend on, and may be affected by, a wide variety of factors, such as demographic changes, economic conditions, fuel prices, government macroeconomic policies, tolls, tariffs, other usage or throughput-related fees, social stability, political or local opposition, technical obsolescence, competition from untolled or other forms of transportation, acts of God, war, terrorism, changes in demand for products or services, slower than projected construction progress and adverse weather conditions. SP+ INFRA may invest in portfolio companies that derive substantially all of their revenues from tolls, tariffs or other usage-related fees. Users of the applicable service may react negatively to any adjustments to the applicable rates, or public pressure may cause a government or agency to challenge such rates. In addition, adverse public opinion, or lobbying efforts by specific interest groups, could result in government pressure to reduce rates or to forego planned rate increases. If public pressure or government action forces a portfolio company to restrict its rate increases or reduce their rates, and it is not able to secure adequate compensation to restore the economic balance of the relevant concession agreement,
SP+ INFRA or the applicable portfolio company’s business, financial condition and results of operations. To the extent that
SP+ INFRA’s assumptions regarding demand, usage and throughput prove incorrect, returns to SP+ INFRA could be adversely affected. Some investments may be subject to seasonal variations, including greater revenues and profitability during different seasons of the year. Accordingly, SP+ INFRA’s or the applicable portfolio company’s operating results for any particular investment in any particular quarter may not be indicative of the results that can be expected for such investment throughout the entire year.
Operations and Maintenance Risk. As a general matter, the operation and maintenance of infrastructure assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner / operator, including labor issues, political or local opposition, failure of technology to perform as anticipated, technical obsolescence, increasing fuel prices, structural failures and accidents, environment related issues, counterparty non-performance and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting the Investment to various risks including lower revenues. The operations of infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline or electricity line ruptures or other disasters. Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance. Moreover, any loss from such events may not be recoverable under relevant insurance policies. Business interruption insurance is not always available, or economic, to protect the business from these risks.
Impediments to Electricity Generation. The amount, timing, and cost of generating electricity from renewable energy resources may not meet expectations and may vary significantly from period to period. Unfavorable solar or wind conditions, or other energy resources replenished by a natural process, may cause project facilities to not meet anticipated generation levels or the rated capacity of its generation assets. The intermittent nature of renewable energy resources and the irregular generation levels may adversely affect SP+ INFRA’s results from operations and cash flows from renewable energy investments. While
SP+ INFRA may in certain circumstances seek environmental and meteorological assessments conducted by independent meteorological consultants using site specific and long-term reference data, there are risks that actual experience may differ materially from expectations and that models and forecasts do not accurately reflect actual conditions that may exist in the future.

Solar Power. SP+ INFRA may make investments in portfolio companies that will be engaged in solar power generation and power transmission. The development and construction of solar power plants can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities and the related need for construction capital, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance and competing with other solar energy companies and utilities.
Wind Power. SP+ INFRA is expected to make investments in portfolio companies that will be engaged in the development and operation of wind farms. The development of a wind farm can require substantial initial capital investments, and there are significant risks related to the development of wind farms, including the availability of favorable government tax and other incentives; the high cost and potential regulatory and technical difficulties in integrating into new markets; an often limited or unstable marketplace; competition from other sources of electric power and other wind farms; regulatory difficulties including obtaining necessary permits; difficulties in negotiating satisfactory turbine supply, engineering and construction agreements and with respect to connecting to the existing electricity transmission network; difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of wind energy products and services; and costs associated with environmental regulatory compliance.
The performance of wind farms is dependent upon meteorological and atmospheric conditions that fluctuate over time. If the wind or solar conditions are unfavorable or below estimates, then the electricity production may be substantially below the investment team’s expectations. Insufficient electricity production may trigger a contractual breach of or financial penalty under a Power Purchase Agreement (“PPA”) or ultimately cause a default in the project-level finance arrangements. See also “—
Power Purchase Agreement Risk” below. Operating results for projects vary significantly from period to period. Wind and solar energy projects require natural resource conditions that are found in limited geographic areas and, within these areas, at particular sites. A key part of the investment team’s investment decision-making process is to estimate the power production of the project, which includes an evaluation of the resource levels at the site in the context of the equipment that will be used at that site. Actual wind or solar conditions, however, may not conform to projected data in these studies and may be affected by variations in weather patterns, including any potential impact of climate change. Therefore, the electricity generated by SP+
INFRA’s projects may not meet expected production levels or the rated capacity of the turbines or solar panels that comprise such projects, which could adversely affect SP+ INFRA’s performance. The amount of electricity generated by a wind farm depends upon many factors in addition to the quality of the wind resources, including but not limited to turbine performance, aerodynamic losses resulting from wear on the wind turbine, degradation of other components, icing or soiling of the blades and the number of times an individual turbine or an entire wind farm may need to be shut down for maintenance or to avoid damage due to extreme weather conditions. In addition, conditions on the electrical transmission network can impact the amount of energy a wind farm can deliver to the network. Wind farms may be located in remote areas with limited transmission networks where intense competition exists for access to, and use of capacity on, the existing transmission facilities. Electricity transmission lines may experience unplanned outages due to system failures, accidents and severe weather conditions, or planned outages due to repair and maintenance, construction work and other reasons beyond SP+ INFRA’s control. As electricity generated from wind farms is generally not stored and must be transmitted or used once it is generated, some of the wind turbines of a wind farm may be turned off during such period when electricity is unable to be transmitted due to grid congestion or other grid constraints. Such events could reduce the actual net power generation of such wind farms. In addition, a number of other factors may further decrease electricity output, including wind speed or wind direction or other severe weather conditions. As a result, SP+ INFRA’s portfolio companies may experience significant financial losses from the inefficient electricity outputs.
Transportation and Storage Risks. There are a variety of hazards and operating risks inherent to the transportation, relocation and storage of equipment, raw materials, waste materials and other hazardous, radioactive and explosive materials, such as leaks, releases, explosions, mechanical problems and damage caused by portfolio companies and / or third parties.
Additional risks to vessels include adverse sea conditions, capsizing, grounding and navigation errors. These risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses. For assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks may be greater. Failure of a portfolio company to properly handle, transport or dispose of these materials or otherwise conduct its operations in accordance with applicable environmental laws may negatively impact the revenues and cash flows of a portfolio company and expose the portfolio company to substantial liability for administrative, civil and criminal penalties, cleanup and site restoration costs and liability associated with releases of such materials, damages to natural resources and other damages, as well as potentially impair its ability to conduct operations. In addition, losses in excess of a portfolio company’s insurance coverage could have an adverse effect on its business, financial condition and results of operations.
Technology May Become Obsolete. The renewable energy industry is subject to continual technological innovation.
Renewable energy products and services interact with a variety of hardware and software technology systems and devices. An
Investment may be required to implement new technologies or adapt existing technologies in response to changing market conditions, customer preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. It is also possible that one or more of a portfolio company’s competitors could develop a significant technological advantage that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put an Investment at a competitive disadvantage. The inability to adapt to changing technologies, market conditions or customer preferences in a timely manner could have a material adverse effect on
SP+ INFRA’s investment strategy, business, financial condition, cash flows or results of operations.
Difficulties with Energy Storage. The widespread deployment of energy storage technologies is still a nascent market.
Market rules and structures to compensate energy storage projects for the provision of grid services, load shift, transmission and distribution deferral and defrayal, among other potential sources of value, may not provide sufficient revenue relative to cover the cost of investment.
Growth in the energy storage market is highly dependent on a continued decline in battery prices as batteries represent the largest component of system cost. Any disruption in the supply of batteries resulting in higher than expected battery pricing or stagnation in the level of price declines for batteries could result in slower than expected growth in SP+ INFRA’s target markets and, as a result, could have a material adverse effect on Investments. The financial performance of SP+ INFRA will depend on the maturation of the energy storage market and the ability of SP+ INFRA to defray costs associated with energy storage investments.
Further, many energy storage products make use of lithium-ion batteries, which have been observed in certain applications, such as automotive applications, to catch fire or vent smoke and flame. Such events have raised concerns, and future events may lead to additional concerns, about the safety of lithium-ion batteries. Negative public perceptions regarding the suitability of lithium-ion batteries for energy storage applications or any future incident involving lithium-ion batteries, even if such incident does not involve an Investment or relate to an application other than energy storage, could negatively impact the continued adoption of energy storage products and have a material adverse impact on Investments.
Catastrophe Risk. The operations of renewable energy portfolio companies are subject to many hazards inherent in the transporting, processing, storing, refining, distributing, mining or marketing a wide range of natural resources such as natural gas, natural gas liquids, crude oil, coal, minerals, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, blowouts, cratering, uncontrollable flows of oil, natural gas or well fluids, fires and other natural disasters or by acts of terrorism, inadvertent damage from construction and farm equipment, leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons; and fires and explosions.
Any offshore sea-based operations of Investments will be subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. There can be no assurance that each of SP+
INFRA’s portfolio companies will be fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect a portfolio company’s operations and financial condition. SP+ INFRA may seek to maintain insurance coverage for the operations of its Investments, but insurance coverage for environmental damages that occur over time or insurance coverage for the full potential liability that could be caused by sudden environmental damages may not be available at a reasonable cost, and SP+ INFRA is likely to be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages.
Project Development Risks. Development of renewable energy projects anticipated by the General Partner may occur more slowly, be more costly than expected or may never occur, due to various unforeseen circumstances, including, without limitation, failure to secure a PPA, failure to secure an interconnection agreement, regulatory and permitting delays, unforeseen costs related to compliance or remediation efforts, political opposition, delays in securities sites, environmental issues, strikes, and mechanical and other technical failures. Additionally, lack of available infrastructure or equipment, such as wind energy turbines, solar photovoltaic panels, construction cranes or other critical development resources, may greatly delay or halt the development of renewable energy projects.
Construction and Operation Risks. SP+ INFRA is expected to make investments in portfolio companies that could include both existing assets or businesses and in “Greenfield” assets and other assets and businesses that require significant capital expenditure to bring such investments to fully commissioned and / or cash-flowing status or to otherwise optimize such investment’s operational capabilities. SP+ INFRA will rely on operators who construct, maintain and operate renewable energy assets and businesses, including, without limitation, any “Greenfield” assets. Operators are subject to substantial construction and operating risks and liabilities, the occurrence of which could have a material adverse effect on investment returns. Such risks and liabilities include, but are not limited to: (i) construction risks, including the risk of substantial delay or increase in cost due to political opposition, regulatory and permitting delays, delays in procuring sites, strikes, disputes, environmental issues, force majeure or failure of third parties to perform in a timely manner their contractual financial or other commitments;
(ii) unusual or unexpected geologic conditions, equipment malfunctions, accidents, delays in the availability of equipment, spare part shortages, adverse weather conditions, pollution and other similar risks; (iii) risk of failing to meet design specifications; (iv) risk that transmission lines are inadequate or unavailable to carry electricity from renewable energy projects;
(v) damage to installations and equipment caused by storms or unexpected mechanical failures; (vi) risk that the resource relied upon to produce electricity is not regularly available; (vii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property; and (viii) other events discussed in “—Force Majeure Risk” herein that are beyond the control of the General Partner and SP+ INFRA. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on SP+ INFRA. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt service costs and insufficient funds to complete construction. Delays may also result in an adverse effect on the scheduled flow of project revenues necessary to cover the scheduled operations phase debt service costs, lost opportunities, increased operations and maintenance expenses and damage payments for late delivery. Investments under development or Investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. In addition, there are risks inherent in the construction work that may give rise to claims or demands against a portfolio company from time to time.
Fluctuations in Supply and Demand. Prices of, or demand for, electricity may fall, reducing revenues from renewable energy investments generating electricity and therefore adversely affecting SP+ INFRA. Changes in the supply of electricity may also adversely impact investment returns. Factors that may affect supply, demand and price include: technological advances affecting electricity consumption, weather conditions, and the price of electricity in general and the price and availability of alternative energy sources, production tax rates and fiscal policies.
Anticipated Demand May Not Materialize. Certain U.S. and non-U.S. companies have made non-binding commitments as part of the “RE100” and other similar organizations to increase demand for renewable energy by committing to use greater amounts of renewable energy. While the success of such campaigns suggests that demand for renewable energy is growing, and will continue to grow, there is a risk that such demand will not materialize amongst the affiliated companies, or customers. The non-binding nature of the commitments means that if the cost of energy becomes too expensive, the companies are not required to purchase the committed amounts. In addition, certain governments have passed legislations that commits to increasing the use of renewable energy, such as California’s SB 100. However, there can be no assurance that such commitments will materialize due to changing political climate and priorities. Furthermore, if renewable energy becomes too expensive for the general market, demand from other public and private entities for renewable energy may not materialize.
Volatility of Commodity Prices. The performance of certain of SP+ INFRA’s Investments will be substantially dependent upon prevailing prices of power, oil, natural gas, natural gas liquids, coal, metals and other commodities and the differential between prices of specific commodities that are a primary factor in the profitability of certain conversion activities such as petroleum refining (“crack spread”) and power generation (“spark spread”). For example, the operation and cash flows of SP+
INFRA’s Investment may depend, in some cases to a significant extent, upon prevailing or improving market prices for energy and other commodities. As energy derived from traditional fossil fuels becomes more expensive, the value of renewable energy resources should increase as well. Conversely, if new oil or coal deposits are found, or, if the cost of producing energy from these sources decreases significantly for other reasons, the demand for renewable energy resources may decrease. Commodity prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to uncertain market factors that are beyond the control of SP+ INFRA, the General Partner and the Investment Advisor, including (i) relatively minor changes in the supply of and demand for such commodities; (ii) market uncertainty and the condition of various economies (including interest rates, levels of economic activity, the price of securities and the participation by other investors in the financial markets); (iii) political conditions in international commodity producing regions; (iv) the extent of domestic production and importation of oil, natural gas, natural gas liquids, coal or metals in certain relevant markets; (v) the foreign supply of oil, natural gas and metals; (vi) the price of foreign imports; (vii) the price and availability of alternative fuels; (viii)
the level of consumer demand; (ix) the price of steel and the outlook for steel production; (x) weather conditions; (xi) the competitive position of energy-related commodities as compared with other energy sources; (xii) the industry-wide refining or processing capacity for energy-related commodities; (xiii) weather conditions; (xiv) the effect of U.S. and non-U.S. federal, state and local regulation on the production, transportation and sale of commodities; (xv) breakthrough technologies (such as hydrofracking and other methodologies to extract shale oils, improved storage or clean coal technologies) or government subsidies, tax credits or other support that allow alternative fuel generation projects to produce more reliable electric energy or lower the cost of such production compared to natural gas fueled electric generation projects; (xvi) with respect to the price of oil, actions of the Organization of Petroleum Exporting Countries (“OPEC”), including in reaction to political developments, international conflicts and regional strife, and other large petroleum exporting countries that are not a member of OPEC, such as
Russia; (xvii) the expected consumption of coking coal in steel production; (xviii) the amount and character of excess electric generating capacity in the market area; (xix) terrorist acts; (xx) overall economic conditions; (xxi) the strength of the U.S. dollar relative to other currencies; (xxii) terrorist acts and the impact of military and other action; and (xxiii) a variety of additional factors that are beyond the control of Stonepeak or SP+ INFRA. These factors are expected to affect the level and volatility of commodities prices and the liquidity of SP+ INFRA’s Investments, as evidenced by recent oil price shocks resulting from disputes among members of OPEC in connection with the COVID-19 pandemic, which could impair SP+ INFRA’s performance or result in losses, potentially materially. For example, volatile oil, natural gas and natural gas liquids prices make it difficult to estimate the value of developed properties that are the subject of financing and often cause disruption in the market for oil, natural gas and natural gas liquids developed properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisition and development and exploitation project financings. Although SP+ INFRA intends to partially mitigate commodity risk through long term power sales contracts with parties that it deems to be creditworthy and that have fixed capacity payments and pass through certain variable costs such as fuel and change-in-law costs to the power purchasers, there can be no assurances that SP+ INFRA will be able to enter into contracts covering any or all of each project’s electrical output and the term of such contracts are likely to vary leaving open commodity risk at the end of such contract terms.
Changing Regulatory Environment. The renewable energy industry is subject to extensive and changing environmental and other governmental regulation, which could adversely affect investment returns. Statutes, laws, rules, regulations and initiatives could be amended or eliminated resulting in a decreased demand for renewable energy which could adversely affect the levels of revenue projected at the time an investment was made by SP+ INFRA. Continued deregulation of the broader energy industry at the local, national or international level could disrupt the demand for renewable energy or cause a decline in the revenue received from renewable energy investments. Alternatively, the cost of complying with changing environmental and safety laws may increase that could likewise adversely affect the levels of revenue projected at the time an investment was made by SP+ INFRA.
Risks Associated with Fixed-Price Contracts. Most renewable energy projects operate under fixed price contracts. The availability of long-term, fixed-price contracts for the major cost and revenue components of a project may be unavailable, which in turn may result in these projects not being built or being built on less favorable terms. Those renewable energy projects that operate without a fixed-price contract and sell electricity at market rates will be subject to price and demand fluctuations. A decline in prices and a lower demand may adversely affect the levels of revenue projected at the time the investment was made by SP+ INFRA.
Effects of Ongoing Changes in the Utility Industry. SP+ INFRA may make certain Investments in utility industries. In many regions, the market dynamics of the utility industry may change, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. As a result, additional significant competitors could become active in parts of the utility industry. In addition, utility asset owners may find it increasingly difficult to negotiate long-term procurement or sales agreements with counterparties, which may affect SP+ INFRA’s profitability and financial stability. To the extent competitive pressures increase and the pricing and sale of products assume more characteristics of a commodity business, the economics of the projects into which SP+ INFRA may invest may come under increasing pressure. If restructuring of the utility industry is reversed, discontinued, delayed or modified, this could have an adverse effect on the portfolio companies into which SP+ INFRA may invest.
Electricity generation and related infrastructure investments may be subject to extensive energy laws and regulations where portfolio companies are located. Changes in applicable energy laws or regulations, or in the interpretations or administration of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines.
Under the Federal Power Act (the “FPA”), the Federal Energy Regulatory Commission regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by “public utilities” as defined under the FPA and places constraints on the conduct of their business, including, among other things, rate and corporate regulation including ownership and disposition of jurisdictional assets. In addition, state public utility commissions in U.S. states (“PUCs”) have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities that sell electricity at retail and other public utilities that provide utility service to the public such as water utilities and telecommunication service providers, and a number of other matters relating to electric and other public utilities. State laws may also impose certain regulatory and reporting requirements on other owners and operators of generation facilities and other public utilities.
Independent power producers are considered to be public utilities in some states and are subject to varying degrees of regulation by PUCs, ranging from a requirement to obtain a “certificate of public convenience and necessity” to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the location and construction of electric generating facilities and other public utility facilities, and in certain situations, over the issuance of securities and the sale or other transfer of assets by these facilities. State jurisdictional natural gas transportation and storage rates are also frequently subject to regulation by local PUCs. Similar regulation may also apply in other non-U.S. jurisdictions where Investments are made.
Further, recent technological progress in pollution control equipment for coal-fired generation plants may make it feasible for utilities to continue to operate those plants under newly mandated clean air regulations. Coal is plentiful in many countries, including the U.S., and continued use of coal in electric generation facilities may apply pressure to the value of renewable power assets.
Digital Infrastructure Investments. Investment in digital infrastructure assets involves many relatively unique and acute risks. Project revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of digital infrastructure assets may adversely affect the overall profitability of an
Investment or related project. Events outside the control of a portfolio company, such as political action, governmental regulation, demographic changes, economic conditions, government macroeconomic policies, political events, social instability, natural disasters (such as fire, floods, earthquakes, hurricanes, and typhoons), changes in weather, changes in demand for products or services, bankruptcy or financial difficulty of a major customer, acts of war or terrorism and other unforeseen circumstances and incidents could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring digital infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions to SP+ INFRA or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of digital infrastructure assets or businesses involve various risks and are subject to substantial regulation, many of which may not be under the control of the owner/operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Furthermore, once digital infrastructure assets of a portfolio company become operational, they may face competition from other digital infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.
In addition, a substantial portion of the revenues of digital infrastructure investments can be derived from a small number of customers, and the loss, consolidation or financial instability of any of those limited number of customers could materially decrease revenues or reduce demand for digital infrastructure assets. Stonepeak and the portfolio companies cannot guarantee that leases with major customers will not be terminated or that these customers will renew their leases with the digital infrastructure assets. To the extent a customer vacates a specialized space in a portfolio company’s digital infrastructure asset, re-leasing the vacated space could be more difficult than re-leasing a less specialized space. Furthermore, Stonepeak may rely on third parties to generate sales, leases and other contracts in respect of digital infrastructure assets and there can be no assurance that such third parties will be successful in such endeavor. Because digital infrastructure assets are expected to contain customer improvements installed at the customers’ expense, they may be better suited for a specific digital infrastructure user or technology industry customer and could require significant modification in order for the space to be re-
leased to another digital infrastructure user or technology industry customer. The customer improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors. As a result, a portfolio company could be required to invest significant amounts or offer significant discounts to customers in order to lease or re-lease a digital infrastructure space.
It is possible that changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, may reduce demand for the physical data center space and infrastructure or render data center facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render the products and services of data center customers obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood of defaults under data center leases, which could have an adverse effect on SP+ INFRA’s return on its investments. There can be no assurance that the costs of adapting to changes in industry practice or in technology will not have a material adverse effect on SP+ INFRA’s Investments. Stonepeak and the portfolio companies may not be able to adapt to changing technologies and customer requirements, and SP+ INFRA’s digital infrastructure investments may become obsolete, either of which would adversely affect SP+ INFRA’s financial and operating results.
Digital Infrastructure - Power Shortages. The ability to lease any available space at data centers could be constrained by the ability to obtain sufficient electrical power. Many digital infrastructure assets greatly rely on the steady supply of power at reasonable costs and could be harmed by prolonged power outages or shortages, increased cost of energy or general lack of availability of electrical resources. As customers of digital infrastructure increase their power footprint in data centers over time, the corresponding reduction in available power could limit the ability to increase occupancy rates or network density within data centers. Further, SP+ INFRA could acquire land intended to be developed into data centers or other digital infrastructure assets, and portfolio companies may not be able to obtain the necessary electrical power to do so, which will prevent it from fully developing the land and negatively impact the value of SP+ INFRA’s investment in the land.
Data Center Investments. SP+ INFRA is able to make investments in digital infrastructure assets which may include, technology-related real estate, including internet gateway facilities and data center real estate. Such investments are dependent on the demand for mobile and internet infrastructure and are particularly exposed to the risk of technological change relative to other real estate investments. Changes in industry practice or new or improved technology, such as enhanced virtualization technology, more efficient or miniaturization of computing or networking devices, devices that require higher power densities than current devices, improvements in data collection and storage, or increased needs relating to data transmission speeds, bandwidth or standards, could reduce demand for data center space or require that improvements, which could be significant, be made to a data center’s facilities in order to remain attractive to future tenants or potential purchasers, even if enhancements were previously made by existing tenants or SP+ INFRA.
In addition, tenants for such space will typically be technology-related companies, and the development or proliferation of new technologies or forms of existing technologies (including improvements in the efficiency, architecture, and design of wireless or cloud networks), the adoption of new industry standards or other factors, including general market conditions or consumer trends, could render the products or services of such tenants obsolete or reduce their popularity, thereby reducing such tenants’ demand for data center space and increasing the chance that they default on their leases, become insolvent or file for bankruptcy. Such a decrease in the current or anticipated demand for technology-related real estate could have a material adverse effect on the value of such properties and the revenue and cash flow that they generate. In addition, slowdowns or other adverse developments in the technology industry or the economy in general could lead to reduced corporate IT spending or reduced demand for data center space. This may also be the case when market dislocations happen as a result of new or improved versions of technology that utilizes or requires data center usage, including for example any new artificial intelligence technologies. Any such market dislocations could have significant impacts on the demand for data center space and corporate
IT spending. There can be no assurances that SP+ INFRA’s Investments will be well positioned to maintain profitability and/or be successful in any such environment. Reduced demand could also result from factors such as business relocations (including to metropolitan areas that investments may not currently serve), unavailability and/or increased expense of power sources, and environmental considerations such as local weather-related disruptions. Certain portfolio companies will also engage in substantial development activities, making them particularly susceptible to general economic slowdowns, including recessions, as well as adverse developments in the data center, internet and data communications, and broader technology industries.
Market Overbuilding Risk. Although the General Partner expects to undertake a detailed market supply and demand forecast for each market as part of the deal underwriting process, the high returns on capital typically associated with the digital infrastructure segment may create the impetus for competing fiber, data center, tower and small cells networks to be built within or adjacent to SP+ INFRA’s Investments. This could potentially impact pricing and renewal rates in specific markets.
Health and Safety Risk. The employees and staff of infrastructure assets and businesses are exposed to health and safety risks that could result in death, permanent disability or other serious injury that may disrupt the operations of Investments, lead to economic loss, litigation or penalties for regulatory or contractual non-compliance, and may also adversely impact the reputation of Investments, SP+ INFRA and its Unitholders. Moreover, any loss from such events may not be recoverable under relevant insurance policies.
Effects of Ongoing Changes in the Electric Industry. SP+ INFRA’s investments in renewable energy assets will be directly and indirectly affected by changes in the electric utility industries. For much of its history, the power sector, and particularly the utility industry within this broader sector, was characterized by institutional stability and predictability of financial performance. The advent of deregulation, privatization, technological change and market volatility has created a much less stable sector with substantially greater variability of company performance in developed markets as well as emerging markets, where these changes are much more recent. There can be no assurance that the pace or direction of the change will be in accord with the expectations of Stonepeak, nor that the industry changes will benefit Investments made by SP+ INFRA.
Investing in power facilities and related assets is subject to a variety of risks, not all of which can be foreseen or quantified, including operating, economic, environmental, commercial, regulatory, political and financial risks. In many regions, the electric utility industry is experiencing increasing competitive pressures, especially in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. The industry is also impacted by an increase in environmental regulations and standards that may result in the retirement of fossil fuel plants that are not in compliance which may benefit renewable power. If there is a lowering of these standards and / or delays in enforcement, it could negatively impact renewable power projects and / or the growth of renewable power.
In response to such changes, federal, state, local and international government regulators have enacted or are considering enacting regulations designed to ensure that transmission service is provided on a non-discriminatory and just and reasonable basis in order to provide for more transparency in the operation of the transmission grid and to cover transmission siting and interconnection. In addition, internal policies and regulations promulgated by electricity producers will have an impact on the market for renewable power products. Customer purchase of or further investment in renewable energy sources could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable power products.
Such changes may also have significant impacts on solar and wind generation. A number of countries are considering or implementing methods to introduce and promote competition in the sale of electricity. To the extent, competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which SP+ INFRA may invest may come under increasing pressure. Power market deregulation is fueling not only the current trend toward consolidation among utilities but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry. In addition, independent power producers, including those with projects into which SP+ INFRA may invest, may find it increasingly difficult to negotiate PPAs with solvent utilities, which may affect the profitability and financial stability of independent power projects.
There can be no assurance that (i) existing regulations applicable to electric utility companies will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to electric utility companies; (iii) the technology and equipment selected by such companies to comply with current and future regulatory requirements will meet such requirements; (iv) such companies’ business and financial conditions will not be materially and adversely affected by such future changes in or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions or litigation in which they disagree with regulatory decisions made by other regulatory agencies.
Competition from Fossil Fuels and Other Conventional Energy Resources. The performance of certain projects of a portfolio company may be dependent upon the prevailing prices of natural gas and coal. As energy derived from fossil fuels becomes more expensive, the value of renewable and alternative energy and renewable and alternative energy technologies should increase as well. Plentiful and relatively cheap natural gas may keep power prices at historically low levels for some period of time. Regulation of natural gas fracking, gas exports, or a broader domestic use of natural gas could cause the price of natural gas to increase, lessening the competitive price pressure on renewable energy. However, if natural gas prices stay at current levels, energy from most renewable energy projects will be relatively more expensive unless government subsidies continue or the cost or producing energy from renewable resources decreases significantly.
Recent technological progress in pollution control equipment for coal-fired generation plants may make it feasible for utilities to continue to operate those plants under newly mandated clean air regulations. Coal is plentiful in the U.S. and continued use of coal in electric generation facilities will also apply pressure to the value of renewable and alternative energy.
Risks Associated with Government Contracts. To the extent that SP+ INFRA invests in a portfolio company which relies on contracts negotiated with governmental authorities, there is a risk that these authorities may not honor their obligations under the agreement, especially over the long term. The leases, concessions or other agreements may be more favorable to the governmental authority than a typical commercial contract and may restrict the portfolio company’s ability to operate in a way that maximizes cash flows and profitability. Governments typically have considerable discretion in implementing regulations that could impact these businesses, may be influenced by political (rather than just economic) considerations and may make decisions that adversely affect SP+ INFRA’s investments.
Environmental Risk. Infrastructure assets may be subject to numerous statutes, rules, and regulations relating to environmental protection, and international, national and local environmental laws and regulation affect the operations of infrastructure projects. SP+ INFRA may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations, and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with, or liability under, environmental laws and regulations can be identified. Violations of such requirements may result in administrative, civil and / or criminal enforcement proceedings, penalties and other liabilities including claims and litigation from third parties who may be affected, curtailment or shutdown of operations, revocation or non-renewal of permits, loss of contracts, and reputational impacts. Standards are set by these laws and regulations regarding certain aspects of health, safety and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed of. In particular, the oil and gas industry sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Clean-up liabilities can arise under environmental laws and regulations, including on a strict, joint and several basis, which presents a risk of a portfolio company paying for more than its fair share of clean-up costs associated with a contaminated property. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio companies or potential investments. Required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-
governmental organizations and special interest groups. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures.
Moreover, failure to comply with any such requirements could have a detrimental impact on the financial performance of infrastructure projects. There can be no assurance that portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of portfolio companies could also result in material personal injury or property damage claims. Any noncompliance with these laws and regulations and permits could subject SP+ INFRA and its properties to material administrative, civil or criminal penalties or other liabilities. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership (such as SP+ INFRA) subject to environmental liability.
In addition, ordinary operation or the occurrence of an accident with respect to an infrastructure asset could cause environmental damage, which may result in significant financial distress to such asset if not covered by insurance, and, even if covered by insurance, may have a detrimental effect on the applicable portfolio company and / or SP+ INFRA, resulting from adverse publicity related to such an incident and other similar consequences. There is the possibility of existing or future environmental contamination, including soil and ground water contamination, as a result of the spillage of hazardous materials or other pollutants. Under various environmental statutes, rules and regulations of the appropriate jurisdiction, a current or previous owner or operator of real property may be liable for non-compliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability whether or not the owner or operator knew of or was responsible for, the presence of hazardous materials.
The presence of these hazardous materials on a property could also result in personal injury, property damage or similar claims by private parties. In addition, persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.
Furthermore, SP+ INFRA may be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the Comprehensive Environmental Response, Compensation and Liability Act in the U.S.,
liability for environmental contamination may be without regard to fault or causation and in many situations may be joint and several, so that a liable party may be exposed to the entire liability involved; and such liability may arise not only from currently owned or operated properties but former properties of entities that are the subject of Investments, and other properties impacted by such contamination, exposing SP+ INFRA’s Investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. SP+ INFRA could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of an asset can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that SP+ INFRA has an indemnity from a third-party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity.
Insurance for such matters may not be available, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds may prove inadequate to cover the losses involved. SP+ INFRA may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its Investments. Community and environmental groups may protest the development or operation of infrastructure assets which may induce government action to the detriment of SP+
INFRA. Some of the most onerous environmental requirements regulate air emissions of pollutants and greenhouse gases; these requirements may particularly affect companies in the energy sector.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment. In such cases, governmental authorities and others may seek to require SP+ INFRA to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and / or remediating contamination, and / or the failure to properly remediate contamination may adversely affect the owner’s ability to develop, use or sell the asset or to borrow funds using such asset as collateral and may result in fines and other sanctions. SP+ INFRA may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
Climate Change Risk. Global climate change is widely considered to be a significant threat to the global economy. SP+
INFRA’s Investments may face risks from the physical effects of climate change as a result of increasing global average temperatures, such as acute risks posed by increasing frequency or severity of extreme weather events (e.g., floods, droughts, hurricanes and fires), and chronic risks caused by longer term shifts in climate patterns (e.g., rising sea levels, localized sustained higher temperatures and changes in precipitation patterns). Also, the performance of certain renewable energy assets, such as solar power generators, wind turbines, and hydropower assets, is dependent on weather conditions, which could shift as a result of global climate change. As a result of these impacts from climate-related risks, SP+ INFRA’s Investments may be vulnerable to direct and indirect financial loss and impacts from disruptions to the operations of SP+ INFRA’s Investments. The
General Partner cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or SP+ INFRA.
Additionally, as consensus builds that global warming is a significant threat, initiatives seeking to address climate change through regulation of greenhouse gas emissions have been adopted by, are pending or have been proposed before international and regional regulatory authorities around the world. More specifically, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of greenhouse gas emissions may expose certain assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (iii) technology and market risks (e.g., declining market for products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions) and (iv) reputational risks (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). These risks could result in a material adverse effect on the value of an investment and, therefore, the returns of SP+ INFRA.
As noted above, various governments have in the past and are expected to continue to provide subsidies for “green” energy technologies, such as solar, wind, bio-fuel, geothermal, hydrogen and other non-fossil fuel based energy sources, with the goal of reducing carbon emissions in an effort to mitigate the impacts of anthropogenic climate change. Even with potentially large public and private investment in these technologies, it is possible that “green” energy technologies will be unable to be deployed at a scale sufficient to meet growing global energy demand, or even existing energy demand. Moreover, these technologies require significant changes to existing infrastructure in order to provide for a level of energy security and reliability comparable to existing fossil fuel-based energy generation technologies. The cost of upgrading infrastructure for this purpose, or energy disruptions if such infrastructure upgrades are not successfully completed, could result in significant disruptions to local, regional or national economies.
Given SP+ INFRA’s investment objective, SP+ INFRA is expected to invest in portfolio companies that are heavily involved in alleviating the effects of climate change. The business success of any such portfolio company will likely be inextricably tied to its ability to mitigate the effects of climate change, which could be challenging or unattainable. Furthermore, the standards (if any) set by climate authorities, including the Intergovernmental Panel on Climate Change, to determine what outcomes need to be achieved in order to timely mitigate the effect of climate change is constantly evolving. Therefore,
Stonepeak’s climate framework might need to evolve over time, and there can be no guarantee that SP+ INFRA will achieve its investment objectives as described herein.
High Capital Costs. Energy projects, including those which focus on renewable energy sources, typically involve relatively high levels of up-front capital investment which involves a certain degree of risk. The return on investment in renewable energy companies with high capital costs may not be achieved. If technologies underlying renewable energy projects prove unsuitable for widespread commercial deployment or if demand for such resources or products fails to develop sufficiently, the business of
SP+ INFRA may be adversely affected.
Waste Management Risks. The waste management industry is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. Environmental Protection Agency, Environment Canada and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine a portfolio company’s operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. There has been an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. There are significant capital expenditures in connection with environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance and facility closure and post-
closure obligations. The acquisition, development or expansion of a waste management or disposal facility or transfer station involves considerable time, effort and cost to obtain or maintain required permits and approvals. There are no assurances that the portfolio company will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements may require significant capital and operating expenditures. Advancements in disposal alternatives may adversely affect a portfolio company engaged in waste management.
Development Risk. Successful development of new or expansion projects may require the involvement of a broad and diverse group of stakeholders who will either directly influence or potentially be capable of influencing the nature and outcome of the project. Such characteristics may include, without limitation, political or local opposition, receipt of regulatory approvals or permits, site or land procurement, environment-related issues, construction risks and delays, labor disputes, counterparty non-performance, project feasibility assessment and dealings with and reliance on third-party consultants. When making an
Investment, value may be ascribed to potential development projects that do not achieve successful implementation, potentially resulting in lower than expected returns to SP+ INFRA.
Implementation of Business Plans and Growth Initiatives; New Regulatory Developments. In certain cases, the performance of SP+ INFRA’s Investments will be dependent upon Stonepeak’s ability to successfully implement and execute its business plans and growth initiatives. There can be no assurance that Stonepeak will be able to successfully implement any such business plans or that investors will receive any capital appreciation or current cash yield with respect to SP+ INFRA’s
Investments.
In addition, changes beyond Stonepeak’s control, including adverse regulatory changes affecting the infrastructure industry generally or SP+ INFRA’s Investments in particular and / or any changes in the pricing of commodities and / or general supply and demand levels relating to infrastructure assets may adversely affect Stonepeak’s ability to implement its business plans and achieve capital appreciation or current cash yield and may have an adverse impact on the value of SP+ INFRA’s Investments.
Interest Groups and Legal Risk. Infrastructure assets, businesses and projects often involve a significant impact on local communities and the surrounding environment. It is not uncommon for infrastructure assets to be exposed to a variety of legal risks including, but not limited to, legal action from special interest groups. For example, interest groups may use legal processes to seek to impede particular projects to which they are opposed.
Certain Restrictions on Ownership. Current laws in various jurisdictions give heads of state the authority to condition, restrict or block acquisitions by foreign persons of local entities if that acquisition threatens to impair national security. In addition, many jurisdictions restrict foreign investment in infrastructure assets by placing limitations on foreign equity investment, implementing screening, or approval mechanisms and restricting the employment of foreigners as key personnel.
These U.S. and foreign laws could limit SP+ INFRA’s ability to invest in some entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
Technical Risk. Investments in the infrastructure industry may be subject to technical risks, including the risk of mechanical breakdown, spare parts shortages, failure to perform according to design specifications and other unanticipated events that adversely affect operations. While SP+ INFRA intends to seek Investments in which creditworthy and appropriately bonded and insured third parties bear much of these risks, there can be no assurance that any or all such risks can be mitigated or that such parties, if present, will perform their obligations.
Investments in the Transportation Sector. SP+ INFRA expects to make investments in infrastructure opportunities relating to the transportation sector, which may include investments relating to airports, toll roads, bridges and tunnels, port terminals, railroads, municipal transport, parking facilities and other public or private transportation-related infrastructure investments.
SP+ INFRA’s ability to make attractive transportation-related infrastructure investments may be subject to a variety of considerations, including general supply / demand trends, overall economic development and growth in the jurisdictions in which SP+ INFRA may make investments, general market conditions, socioeconomic changes and changes relating to governmental spending and related policies. Any adverse or unexpected changes in such conditions, such as the current economic downturn, could adversely affect SP+ INFRA’s ability to consummate attractive transportation-related infrastructure investments and / or the performance of any Investments in the transportation sector.
In the future, the relevant government bodies may seek to limit a portfolio company’s ability to increase, or may seek to reduce, toll rates or fares outside the scope of the respective concession agreements, as a result of factors such as general economic conditions, negative consumer perceptions of increases in toll rates or fares, the prevailing rate of inflation, traffic volume and public sentiment about prevailing toll rates or fares.
Investments in the Energy Sector. The operations of energy companies are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation, damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction and farm equipment; leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations, any and all of which could result in lower than expected returns to SP+ INFRA. Prospective investors should further note that such risks are particularly acute in the current environment due to, among other things, disruptions in the global supply chain and economic downturn.
Energy and Natural Resources Regulatory Risk. The energy and natural resource sectors are subject to comprehensive laws and regulations. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect SP+ INFRA’s Investments and the prospects of SP+
INFRA. There can be no assurance that (i) existing regulations applicable to Investments generally or portfolio companies will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to portfolio companies;
(iii) the technology, equipment, processes and procedures selected by portfolio companies to comply with current and future regulatory requirements will meet such requirements; (iv) such portfolio companies’ businesses and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of energy infrastructure assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than typically imposed on other businesses. See also “—Regulatory Approvals / Consents” above.
Statutory and regulatory changes or judicial or administrative interpretations of existing laws, rules and regulations that impose more comprehensive or stringent requirements could make it unfeasible or economically disadvantageous for SP+
INFRA to invest in a jurisdiction where a project or portfolio company is located or operates may make the continued operation of such project or company unfeasible or economically disadvantageous and any expenditures made to date with respect to such
Investment may be wholly or partially written off. The location of a project or portfolio company may also be subject to government exercise of eminent domain power, expropriation or similar events. Similarly, regulatory differences between jurisdictions where a project or portfolio company is located or operates may make the commencement and / or continued
operation of a project or company in a particular jurisdiction less feasible and / or less profitable than projects in other jurisdictions. The inability of SP+ INFRA and / or the portfolio companies to obtain and maintain regulatory permits or right-
of-way or rental agreements on acceptable terms could adversely impact SP+ INFRA and / or the portfolio companies, including by impeding their ability to complete construction projects on time, on budget or at all. Any of these factors could significantly increase the regulatory-related compliance and other expenses incurred with respect to Investments and could significantly reduce or entirely eliminate any potential revenues generated by one or more of the Investments, which could materially and adversely affect returns to SP+ INFRA.
There can be no assurance that (i) existing regulations applicable to Investments generally or the portfolio companies will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to portfolio companies;
(iii) the technology, equipment, processes and procedures selected by portfolio companies to comply with current and future regulatory requirements will meet such requirements; (iv) such portfolio companies’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies.
Political and Societal Challenges. Large-scale infrastructure projects may be particularly susceptible to political and societal challenges, which may, in turn, affect a project’s ability to receive, renew or maintain required permits or approvals and may result in increased compliance costs, the need for additional capital expenditures or a suspension of project operations. For example, proposals to site a particular infrastructure project, such as a bridge, airport or energy plant, or engage in activities relating to a project, such as drilling activities in a particular location, may be challenged by a number of parties, including non-
governmental organizations and special interest groups based on alleged security concerns, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Concerns can also arise regarding some of the techniques used in the extraction of natural resources relating to an infrastructure project, such as the extraction of shale gas in order to enhance recovery, such as the use of natural gas hydraulic fracturing (also known as “fracking”), which may require governmental permits or approvals and which have recently been the subject of heightened environmental concerns and public opposition in some jurisdictions.
Renewable Energy Regulatory Support. Investments in renewable energy and related businesses and / or assets currently enjoy support from national, state and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, U.S. Department of the
Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits and state-level utility programs, such as system benefits charge and customer choice programs. Similar support, initiatives and arrangements exist in non-U.S. jurisdictions as well, in particular the E.U. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. The operation and financial performance of any renewable energy Investment may be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass or that the electricity produced by the renewable energy Investments will continue to qualify for support through applicable renewable portfolio standards programs. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy Investment’s financial condition or results of operation. To the extent any tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, SP+ INFRA’s renewable energy
Investments may be negatively impacted.
Changes in Public Attitude. As mentioned above, in a number of SP+ INFRA’s target markets, the renewable energy sector currently relies upon specific regulatory support to provide preferential treatment. Such support has been legislated in a number of countries based upon the desire to increase electricity generation from renewable energy sources due to the need to ensure the security of energy supply, particularly in the context of depleting natural resources and political instability in certain regions, in some cases in order to meet binding renewable energy targets and to reflect increasing public and political concerns about climate change and environmental sustainability.
A change in public attitude to renewable energy may result in an increase in security and regulatory risks to operating in the renewable energy sectors, for example due to a resentment of the cost burden created by renewable energy production relative to alternative conventional energy sources, to the appearance or environmental impact of wind or solar energy projects or to the benefits to certain investor groups, perceived to be granted at the cost of the public. SP+ INFRA cannot guarantee that changes in public attitude will not result in a loss of actual or perceived value of investments.
Uncertainty of Renewable Energy Market. The market for renewable energy assets and businesses continues to evolve rapidly. Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to investments in renewable assets. Renewable resources
(e.g., wind, solar, hydro, geothermal) are inherently variable. Variability may arise from site-specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy investments.
Renewable power generation sources currently benefit from various incentives in the form of feed-in-tariffs, rebates, tax credits, renewable portfolio standard regulations and other incentives. The reduction, elimination or expiration of government subsidies and economic incentives could adversely affect the cash flows and value of a particular portfolio investment, the flow of potential future investment opportunities and the value of any platform in the sector. In addition, the development and operation of renewable assets may at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.
Investments in the Communications Sector. SP+ INFRA expects to make infrastructure-related investments in the communications sector (including but not limited to telecommunications, wireless, and media) or in other businesses that are dependent on the demand for mobile and internet infrastructure, including data centers, macro cell towers, fiber networks and small cell networks. Investment opportunities in the communications sector (including but not limited to telecommunications, wireless, and media) are driven largely by consumer demand, technological advances and improvements in data collection and storage. Changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture, and design of wireless or cloud networks), data transmission and / or consumer demand, as well as changes in the prevailing global economy, may adversely affect SP+ INFRA’s ability to identify and consummate attractive infrastructure-
related investments in the communications sector. The communications (including but not limited to telecommunications, wireless, and media) industry is subject to risks of adverse government regulation. Among other things, SP+ INFRA’s investments in communications companies could require SP+ INFRA or its portfolio companies to disclose information about
SP+ INFRA and its investors. Additionally, SP+ INFRA’s investments in communications companies could subject SP+
INFRA and its investors to restrictions on their ability to make investments in other communications companies. Such regulation and legislation are subject to the political process and have been in flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business of SP+
INFRA’s portfolio companies will not be adversely affected by future legislation, new regulation or deregulation. In addition, competitive pressures within the communications-related industries are intense, and the securities of such portfolio companies can be subject to significant price volatility. Because the communications-related industries are also subject to rapid and significant changes in technology, portfolio companies in these industries could face competition from technologies being developed or to be developed in the future by other entities, which could render such companies’ products and services obsolete.

Weather and Climatological Risks. Certain infrastructure and energy companies, and regions in which SP+ INFRA may invest or conduct activities, may be particularly sensitive to weather and climate conditions. For example, solar power generators rely on the frequency and intensity of sunlight, wind turbines rely on the frequency and intensity of the wind, and companies focused on biomass rely on the production of crops, which can be adversely affected by droughts and other weather conditions. Furthermore, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with operations and increase operating costs, and damage resulting from extreme weather may not be fully insured.
Power Purchase Agreement Risk. Portfolio companies may enter into PPAs. Payments by power purchasers to such companies pursuant to their respective PPAs may provide the majority of such companies’ cash flows. There can be no assurance that any or all of the power purchasers will fulfill their obligations under their PPAs or that a power purchaser will not become bankrupt or that upon any such bankruptcy its obligations under its respective PPA will not be rejected by a bankruptcy trustee. There are additional risks relating to the PPAs, including the occurrence of events beyond the control of a power purchaser that may excuse it from its obligation to accept and pay for delivery of energy generated by a company.
Subject to the terms of each applicable PPA, such events may include, but are not limited to (i) a system emergency, transmission failure, adverse weather conditions or labor disputes, (ii) under certain PPAs, an extended force majeure event that may give rise to a termination right by a power purchaser under such PPA, and (iii) under certain PPAs, an extended failure to deliver minimum quantities of energy or meet minimum mechanical availability levels (due to lack of wind, interconnection arrangements or otherwise) that could entitle the power purchaser to claim and receive damages or, in some cases, terminate the
PPA or reduce the contract price payable for energy under the PPA. The failure of a power purchaser to fulfill its obligations under any PPA or the termination of any PPA may have a material adverse effect on an Investment.
In some instances, a PPA may also need to be renewed / replaced prior to SP+ INFRA exiting the Investment. If a portfolio company is not able to enter into a new PPA, or if it is not able to enter into one on terms that are at least as favorable as the prior PPA, it will have a material adverse effect on the value of an Investment. The duration and value of PPAs, as well as the effect of futures and / or merchant power markets, will have a significant impact on the viability of any Investment.
Interconnection and Delivery Risk. Investments may deliver energy to its off-takers by interconnecting to the transmission network and may have interconnection agreements in place to do so. In order to be connected to a transmission network, an
Investment may be required to meet certain technical specifications. If an Investment does not meet, or ceases to comply with, these specifications, such Investment may incur liabilities and penalties, including disconnection from the network. An
Investment also faces the risk that its ability to deliver energy consistent with expectations could become constrained due to failure of the interconnection provider to complete any necessary system upgrades within the timeframe contemplated.
Additionally, due to the way interconnection lines are managed, the required system upgrade costs are not yet fully known and it is possible these costs could be higher than anticipated. In addition, pursuant to interconnection agreements, the transmission owners and / or operators may retain the right to interrupt or curtail transmission deliveries as required in order to maintain the reliability of the transmission network. As such, Investments may face curtailment of output due to system congestion, outages, technical incidents or other circumstances impacting transmission network operations, and transmission owners and / or operators may fail to meet contracted obligations or terminate affected contracts. Any such curtailment of output could adversely affect the revenues of an Investment. Transmission owners also will not usually compensate electricity generators, including Investments, for lost income due to any congestion, network outages or other technical incidents. In addition, if an
Investment fails to meet the milestones in the interconnection process, such Investment may lose its position in the transmission planning queue, which may result in significant increased cost and delay.
Documentation and Other Legal Risk. In addition to the matters described above in “—Power Purchase Agreement Risk”
regarding PPAs, renewable energy projects are also typically governed by other complex legal agreements. As a result, there is a higher risk of dispute over interpretation or enforceability of the agreements. It is not uncommon for renewable energy assets to be exposed to a variety of other legal risks including, but not limited to, legal action from special interest groups. Interest groups may use legal processes to seek to impede particular projects to which they are opposed. See “—Political and Societal
Challenges” above.
Equipment Risks. The generation and transmission of electricity requires the use of expensive and complicated equipment.
While SP+ INFRA will in the ordinary course cause its portfolio companies to implement maintenance programs, generating plants are subject to unplanned outages because of equipment failure. If such an equipment failure occurs while SP+ INFRA or one of its portfolio companies is party to a PPA, SP+ INFRA or its relevant portfolio company may be subject to financial penalties to its customers or may be required either to produce replacement power from potentially more expensive units or purchase power from others at unpredictable and potentially higher cost in order to supply its customers and perform its contractual agreements. Any of these results could increase costs materially and adversely affect the amount of funds available for distribution to the Unitholders. These factors, as well as weather, interest rates, economic conditions, fuel availability and prices, price volatility of fuel and other commodities and transportation availability and costs are largely beyond the control of
SP+ INFRA, but may have a material adverse effect on SP+ INFRA’s earnings, cash flows and financial position.

In addition, the wind turbines, solar panels, solar trackers and other equipment used in renewable energy projects are still evolving and, as a result, much of the equipment being used has not undergone extensive field testing over a period of years to determine its long-term costs of operation or its durability. Manufacturing and delivery of the equipment as well as its timely installation may also be difficult due to rapidly changing product designs and general manufacturing issues. Also, as with any equipment purchase, the purchaser is subject to the risk that the equipment, software or processes may be protected intellectual property of third parties, which may subject a portfolio company to the risk of being unable to use the equipment as well as paying damages for its prior use. Each of these risks could result in late delivery or project underperformance. If the project is not delivered on time, at required productivity and capacity levels, not only will there be a drop in revenues, but PPA or financing commitments may not be met, leading to project failure. To protect against these risks, equipment suppliers or balance of plant contractors typically provide a guaranty of timely completion and a two-to-ten year (sometimes longer)
equipment performance warranty. These warranties typically protect project owners against equipment capacity and efficiency shortfalls while they are effective. In most cases, however, the investment period in a project will extend beyond the warranty period.
Furthermore, some equipment manufacturers or contractors may not be sufficiently capitalized to enable them to respond to all customer claims, especially serial defect warranty claims. As competition among equipment suppliers continues to drive down the cost of some wind turbines and solar panels, there is a risk that some equipment manufacturers may be unable to honor their warranty claims. In the context of financing, projects are typically exposed to vendor credit, as a credit event around a key vendor is often a financing event of default. A defect in vendor credit may also lead to a violation of financing. In the event of a failure of any equipment after the end of the warranty period (or during the warranty period if the supplier or contractor does not have the ability to respond), a portfolio company may incur significant costs to keep the project operational or lose the project.
Rate Regulation. Infrastructure assets may be subject to rate regulation by government agencies because of their unique position as the sole or predominant provider of services that are essential to the community. As a result, portfolio companies might be subject to unfavorable price regulation by government agencies, which could adversely affect the overall profitability of any particular infrastructure project subject to such rate regulation. For instance, some portfolio companies may derive substantially all their revenues from collecting tolls from vehicles using roads, tunnels or bridges or from fares relating to subways or other forms of public transportation.
Toll rates are typically set by the relevant concession company and the relevant government entity. Adverse public opinion, socioeconomic changes and / or lobbying efforts by specific interest groups, could result in governmental pressure on
Investments to reduce their toll rates, forego planned rate increases and / or exempt certain classes of users from tolls. In the future, the relevant government bodies may seek to limit SP+ INFRA’s ability to increase, or may seek to reduce, toll rates or fares outside the scope of the respective concession agreements, as a result of factors such as general economic conditions, negative consumer perceptions of increases in toll rates or fares, the prevailing rate of inflation, traffic volume and public sentiment about prevailing toll rates or fares. If public pressure and / or government action forces Investments to restrict their toll rate increases or reduce their toll rates, and they are not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, SP+ INFRA’s business, financial condition and results of operations could be materially and adversely affected. Furthermore, Stonepeak cannot guarantee that governmental entities with which Investments have concession agreements will not try to exempt certain vehicle types from tolls or negotiate lower toll rates.
Portfolio companies may be subject to rate regulation that determines or limits the prices it may charge, particularly if the portfolio company is the sole or predominant service provider in its service area or provides services that are essential to the community. In addition, portfolio companies may be subject to unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in its profits being negatively affected and Investments not meeting initial return expectations.
Governmental Budgetary Constraints; Reforms. The success of public infrastructure projects is often dependent on governmental funding or subsidies. Governments typically have considerable discretion in determining the amount of funding or subsidies to allocate to such public infrastructure projects. Lack of governmental funding or subsidies due to governmental budgetary constraints could adversely impact the overall development and availability of public infrastructure projects, result in privatization of certain types of assets and / or otherwise result in an increase in competition among other providers of capital
(e.g., private infrastructure investors) for such infrastructure assets, which may make it more difficult for SP+ INFRA to effectively consummate investments in or relating to such infrastructure projects. Despite ongoing underinvestment in infrastructure in target geographies, the government may elect not to fund such underinvestment with private capital.
Alternatively, SP+ INFRA’s success will also be driven in part, by its ability to source and invest in private infrastructure projects. The availability of such private infrastructure projects may be highly dependent on governmental determinations to continue with, or implement, announced reforms regarding the means by which infrastructure construction is regulated or financed. As such, there can be no assurance that such private infrastructure projects will be available for investment on terms which SP+ INFRA deems favorable.

Shipping Investments. SP+ INFRA may make Investments in the shipping sector, which may include investments in shipping assets, and other public or private shipping-related investments. The ability of SP+ INFRA to make attractive shipping-related investments may be subject to a variety of considerations, including general supply / demand trends, overall economic development and growth, general market conditions, socioeconomic changes and changes relating to governmental spending and related policies. Any adverse or unexpected changes in such conditions could adversely affect SP+ INFRA’s ability to consummate attractive shipping-related investments and / or the performance of any underlying portfolio companies in the shipping sector.
Risks Associated with Aircraft Leases. SP+ INFRA could participate in platform arrangements and other contractual arrangements relating to aircraft leasing. The airline industry is cyclical and highly competitive. Airlines and related companies
(including airports) were significantly and materially affected by COVID-19 and could be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, further world health issues and other political or economic events adversely affecting world or regional trading. The airline industry is highly sensitive to general economic trends and any downturn in the global economy or in the relevant local economy could further adversely affect results of operations and financial conditions.
Any such negative impact on the airline industry could increase the risk of any airline defaulting on the terms of any aircraft lease investment made by SP+ INFRA and the ability of SP+ INFRA to source alternative airline operators to assume the obligations under such leases, which could adversely impact the performance of such investments. Similar considerations apply with respect to platform arrangements and other contractual arrangements relating to similar assets, such as ship leasing.
Demand for Wireless Infrastructure. SP+ INFRA may invest in tower infrastructure companies, whose revenue is typically supported by rapidly increasing consumer consumption of mobile data and the subsequent requirements of mobile carriers for improved wireless coverage and capacity. These businesses may be adversely affected by any slowdown in such demand growth. Additionally, a reduction in carrier network investment may materially and adversely affect these businesses
(including reducing demand for tenant additions, amendments to existing customer leases or network services).
Demand for a tower’s wireless infrastructure materially depends on the demand for antenna space from tower customers, which, in turn, depends on the demand for wireless coverage and capacity by their underlying customers. The willingness of tower customers to utilize wireless tower infrastructure or renew or extend existing leases on the wireless tower infrastructure, is affected by numerous factors. A slowdown in demand for wireless coverage and capacity and / or wireless tower infrastructure may negatively impact the growth of companies in which SP+ INFRA invests or otherwise have a material adverse effect on the returns thereto. If customers or potential customers of SP+ INFRA’s Investments are unable to raise adequate capital to fund their business plans as a result of disruptions in the financial and credit markets or otherwise, they may reduce spending, which could adversely affect such investment’s anticipated growth or the demand for such investment’s wireless infrastructure or network services.
The wireless industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless coverage or capacity or general economic conditions. There can be no assurance that weakness or uncertainty in the economic environment will not adversely affect the wireless industry, which may materially and adversely affect an investment’s business, including by reducing demand for an investment’s wireless infrastructure or network services. In addition, a slowdown may increase competition for site rental customers or network services. A wireless industry slowdown or a reduction in carrier network investment may materially and adversely affect SP+ INFRA’s Investments.
New Technology Risks. Recent technological, scientific and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological, scientific and other innovation continues to advance rapidly, it could impact one or more of SP+ INFRA’s strategies. For example, there are currently many market participants including a number of companies and scientific research institutions seeking to develop disruptive technologies designed to reduce dependence upon large-scale fossil fuel generation. In the event that a disruptive technology in the energy industry is successfully developed and implemented, certain of SP+ INFRA’s Investments, in the energy sector, for example, could be adversely affected. While investments made by other funds may benefit from such technologies, there can be no assurance that technology innovation will not favor investments and / or assets of a type not held by SP+ INFRA, which would competitively disadvantage SP+ INFRA and possibly drive down the value of its assets. Moreover, given the pace of innovation in recent years, the impact on a particular Investment may not have been foreseeable at the time SP+ INFRA made such Investment and may adversely impact SP+ INFRA and / or its portfolio companies. Furthermore, the General Partner could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to loss.
Contract Revenues. Part of a portfolio company’s projected revenues and cash flows may be fully or partially recurring and / or under contract. However, there are no guarantees that any of the contractual revenues will materialize as projected.
Should any of the customers or counterparties fail to pay their contractual obligations, significant revenues could cease and become irreplaceable. This would adversely affect the profitability of the portfolio company.

Engaged Investor. Activist investors may seek certain changes at a portfolio company, such as selling assets or subsidiaries, increasing dividends or share buy-backs, changing management and / or executives, changing business practices and / or other matters. If an activist investor tries to effect significant change at a portfolio company, successfully or unsuccessfully, such activism may have an adverse effect on the Investment or SP+ INFRA’s equity or other investments therein or otherwise impact SP+ INFRA’s investment objectives with respect to such issuer.
Real Estate Risks Generally. Some or all of SP+ INFRA’s Investments will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Deterioration of real estate fundamentals generally, and in the U.S. and Canada in particular, would negatively impact the performance of SP+ INFRA. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of investments difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds, which may render the sale or refinancing of investments difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of the General Partner. In addition, in acquiring an asset or stock, SP+ INFRA may agree to lock-out provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset. There can be no assurance that there will be a ready market for the resale of Investments. Illiquidity may result from the absence of an established market for Investments or a disruption in the market.
Real Estate Title. Disputes over ownership of land sometimes occur. In certain jurisdictions including the U.S., title insurance is readily available to cover this risk, though typical exclusions from policies may render them ineffective in certain cases. In countries where title insurance is not readily available, or where SP+ INFRA does not obtain it, SP+ INFRA could rely on opinions of title from lawyers or other professionals, which may prove inaccurate. Furthermore, in some jurisdictions, certain social groups may have claims against property that otherwise appears to be properly entitled in the real estate registries, which may encumber title of property acquired by SP+ INFRA or its portfolio companies. In other jurisdictions, the real estate registry commonly does not reflect the true holder of the real estate title, which complicates title research and may result in title problems. Finally, in some jurisdictions, a purchase of real property can be attacked as not meeting “true sale” requirements and recharacterized as secured financing in the event the seller becomes insolvent. If any of these events occurs in relation to any of
SP+ INFRA’s interests or properties, SP+ INFRA could lose value or certain of its rights in relation thereto.
Impact of Market Conditions on Commercial Real Estate Generally. In addition to general economic conditions, as described herein under “—General Economic and Market Conditions” the commercial real estate markets in which SP+ INFRA operates are also affected by a number of specific conditions, such as planning, environmental, leasing, tax and other real estate-
related laws and regulations, prevailing rental rates, prospective rental growth, occupancy rates, lease lengths, tenant creditworthiness and solvency, and benchmark investment yields and spreads that apply to commercial real estate. Adverse general economic and market conditions, such as those that prevailed during the most recent global economic downturn, could have a material adverse effect on commercial real estate assets, including by decreasing demand for commercial real estate, reducing rental income, decreasing occupancy rates, causing tenants to terminate leases early or enter bankruptcy proceedings, and decreasing the value of real estate assets generally. Declines in rental income on real estate as a result of negative market conditions would not necessarily be accompanied by a decline in significant expenses associated with holding real estate, such as real estate taxes, utility rates, insurance rates, and renovation and maintenance costs. This mismatch would accentuate the impact of a negative market event.
Local Real Estate Market Conditions. The success of each real estate Investment may depend upon the performance of the local real estate markets where the portfolio companies operate and / or the assets are located. Local real estate markets can decline for any of a number of reasons, including but not limited to, population decline, poor regional economic performance, excess development leading to oversupply, local government policies and heightened taxes. No assurance can be given that the local real estate markets in which SP+ INFRA invests or the portfolio companies operate will improve, or remain constant, over the term of SP+ INFRA. Market conditions can deteriorate due to factors outside the foresight or control of the General Partner.
Actual or perceived trends in real estate markets do not guarantee, predict or forecast future events, which may differ significantly from those implied by such trends.
Nature of Debt Securities. SP+ INFRA is expected to invest in debt securities. The debt securities in which SP+ INFRA invests may include secured or unsecured debt, which could be subordinated to senior indebtedness, all or a significant portion of which may be secured. Senior creditors will have significant influence, which may exceed the influence of SP+ INFRA or portfolio companies in certain scenarios. In addition, the debt securities in which SP+ INFRA invests may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. SP+
INFRA’s Investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by SP+ INFRA earlier than expected, thereby depriving SP+ INFRA of its expected return. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities obtained in connection with a debt financing may become worthless. In addition, the market for selling debt may not be as liquid as the market for selling equity securities, which may impair the ability of SP+ INFRA to sell the investment at the opportune time. Such debt investments may be in debt which is subordinate to other outstanding indebtedness of a company, which exacerbates the risk that the value of the Investment will be impaired if the company does not perform. If the debt investment is in an issuer in which SP+ INFRA or an Other Stonepeak
Account holds an equity investment, there is a risk that such debt investment could be subjected to equitable subordination or recharacterization, either of which would potentially impair the value materially. Finally, one of the fundamental risks associated with SP+ INFRA’s debt investments is credit risk, which is the risk that an issuer will be unable to make principal and interest payments on its outstanding debt obligations when due. Debt investments may take different forms, including loans to one or more of SP+ INFRA’s portfolio companies on an unsecured basis. The fact that payments are contracted or regulated does not imply that there is no risk of default. SP+ INFRA’s return to the Unitholders would be adversely impacted if an issuer of debt securities in which SP+ INFRA invests becomes unable to make such payments when due.
Lastly, the debt instruments in which SP+ INFRA may invest may have been rated by internationally recognized rating organizations. In general, the credit ratings of these organizations represent the opinions of such agencies as to the quality of investments that they rate and are not a guarantee of quality. Such agencies may change their method of valuation of, and the ratings of, securities held by SP+ INFRA at any time. A credit rating is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. In the event that a rating assigned to any corporate debt obligation is lowered for any reason, no party is obligated to provide any additional support or credit enhancement with respect to such corporate debt obligation. Rating agencies attempt to evaluate the safety of principal and interest payments and do not evaluate the risks of fluctuations in market value; therefore, ratings may not fully reflect the true risks of an Investment. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation are only a preliminary indicator of investment quality as of a point in time, and not a guarantee of investment quality as of that point in time or any future point in time. Rating changes, including but not limited to reductions or withdrawals, may occur for any number of reasons. The changes may affect one or more assets at a single time or within a short period of time, and such changes can have a material adverse effect upon the corporate debt obligation.
The below sets forth some, but not all, risks that may arise should SP+ INFRA make an investment in a debt instrument or security.
•Senior Secured Loans Risk. When SP+ INFRA makes a senior secured loan to a portfolio company, it generally shall take a security interest in the available assets of the portfolio company, which should mitigate the risk that SP+ INFRA will not be repaid. However, there is a risk that the collateral securing SP+ INFRA’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, SP+ INFRA’s lien could be subordinated to claims of other creditors.
In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that SP+ INFRA will receive principal and interest payments according to the loan’s terms, or at all, or that SP+ INFRA will be able to collect on the loan should it be forced to enforce its remedies.
•Second-Lien, or Other Subordinated Loans or Debt Risk. SP+ INFRA may acquire and / or originate second-lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy SP+ INFRA’s loan, SP+ INFRA may suffer a loss of principal or interest.
If a borrower declares bankruptcy, SP+ INFRA may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of SP+ INFRA’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on SP+ INFRA’s loan or on debt senior to
SP+ INFRA’s loan, or in the event of the bankruptcy of a borrower, SP+ INFRA’s loan will be satisfied only after all senior debt is paid in full. SP+ INFRA’s ability to amend the terms of SP+ INFRA’s loans, assign SP+ INFRA’s loans, accept prepayments, exercise SP+ INFRA’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to SP+
INFRA’s loans exists.
•Unsecured Loans or Debt. SP+ INFRA may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to SP+ INFRA. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.
•Sub-investment Grade and Unrated Debt Obligations Risk. SP+ INFRA may invest in sub-investment grade debt obligations, which can include senior secured, second-lien and mezzanine loans, high-yield bonds, “PIK” (paid-in-
kind) notes, CLO equity and junior, unsecured, equity and quasi-equity instruments. SP+ INFRA may invest in other circumstances on an opportunistic basis. Investments in the sub-investment grade categories are subject to greater risk of loss of principal and interest than higher-rated securities and may be considered to be predominantly speculative with respect to the obligor’s capacity to pay interest and repay principal. They may also be considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with non-investment grade securities, the yields and prices of such securities may fluctuate more than those for higher-rated securities. The market for non-investment grade securities may be smaller and less active than that for higher-rated securities, which may adversely affect the prices at which these securities can be sold and result in losses to SP+ INFRA, which, in turn, could have a material adverse effect on the performance of SP+ INFRA, and, by extension, SP+ INFRA’s business, financial condition, results of operations and the value of the Units.
In addition, SP+ INFRA may invest in debt obligations which may be unrated by a recognized credit rating agency, which may be subject to greater risk of loss of principal and interest than higher-rated debt obligations or debt obligations which rank behind other outstanding securities and obligations of the obligor, all or a significant portion of which may be secured on substantially all of that obligor’s assets. SP+ INFRA may also invest in debt obligations which are not protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Any of these factors could have a material adverse effect on the performance of SP+ INFRA, and, by extension, SP+
INFRA’s business, financial condition, results of operations and the value of the Units.
To the extent that SP+ INFRA invests in sub-investment grade investments that are also stressed or distressed then the risks discussed above are heightened.
•Unitranche Loan Risk. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
•Unfunded Loans. SP+ INFRA’s investments may include loan commitments that are unfunded at the time of investment. A loan commitment is a written agreement in which the lender commits itself to make a loan or loans up to a specified amount within a specified time period. The loan commitment sets out the terms and conditions of the lender’s obligation to make the loans. The portion of the amount committed by a lender under a loan commitment that the borrower has not drawn down is referred to as “unfunded”. A lender typically is obligated to advance the unfunded amount of a loan commitment at the borrower’s request, subject to certain conditions regarding the creditworthiness of the borrower. Borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to borrow at times when the lender might prefer not to lend. In addition, a lender may have assumptions as to when a company in which SP+ INFRA invests may draw on an unfunded loan commitment when the lender enters into the commitment. If the borrower does not draw down as expected, the commitment may not prove as attractive an investment as originally anticipated. Further, any failure to advance requested funds to a company in which SP+ INFRA invests could result in possible assertions of offsets against amounts previously lent.
•Cov-lite Loans. SP+ INFRA’s investments may include “cov-lite” loans. “Cov-lite” loans typically do not obligate the obligor to comply with financial covenants that would be applicable during reporting periods. Investments comprised of “cov-lite” loans may expose SP+ INFRA to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with other loans. In addition, the lack of such financial covenants may make it more difficult to trigger a default in respect of such loans.

•Mezzanine Debt Risk. SP+ INFRA’s potential mezzanine debt investments will generally be subordinated to senior secured loans and will generally be unsecured or have a subordinated secured interest. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject SP+ INFRA and Unitholders to non-
cash income. Since SP+ INFRA will not receive cash prior to the maturity of some of its mezzanine debt investments, such investments may be of greater risk than cash-paying loans.
•Interest Rate Risk. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
•Credit Risk. Performance and investor yield on the Units may be affected by the default or perceived credit impairment of investments made by SP+ INFRA and by general or sector specific credit spread widening. Credit risks associated with the investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and / or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on the performance of SP+ INFRA, and, by extension,
SP+ INFRA’s business, financial condition, results of operations and the value of the Units. In the event of a default by a borrower, SP+ INFRA will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and / or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investment. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investments may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the value of SP+ INFRA’s portfolio, and, by extension, SP+ INFRA’s business, financial condition, results of operations and the value of the Units. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on SP+ INFRA’s anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce SP+ INFRA’s anticipated return on the restructured loan.
•Prepayment Risk. The terms of loans in which SP+ INFRA invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by SP+ INFRA earlier than expected. This may happen when there is a decline in interest rates or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of SP+ INFRA’s investment assets may be affected by the rate of prepayments differing from the General Partner’s expectations. Assuming an improvement in the credit market conditions, early repayments of the debt held by SP+ INFRA could increase. To the extent early prepayments increase, they may have a material adverse effect on SP+ INFRA’s investment objectives and profits. In addition, if SP+ INFRA is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by SP+ INFRA will decline as compared to the General Partner’s expectations.
•Strategy Risk. Strategy risk is associated with the failure or deterioration of an investment strategy such that most or all investment managers employing that strategy suffer losses. Strategy specific losses may result from excessive concentration by multiple market participants in the same investment or general economic or other events that adversely affect particular strategies (for example, the disruption of historical pricing relationships). Furthermore, an imbalance of supply and demand favoring borrowers could result in yield compression, higher leverage and less favorable terms to the detriment of all investors in the relevant asset class. The strategy employed by SP+ INFRA is speculative and therefore there is substantial risk of loss in the event of such a failure or deterioration in the financial markets. SP+ INFRA’s success will depend, in part, on the ability of the General Partner and its Affiliates to originate loans on advantageous terms. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies is very high. There is no assurance that the General Partner will correctly evaluate the value of the assets collateralizing SP+ INFRA’s loans or the prospects for successful repayment or a successful reorganization or similar action. As a result, SP+ INFRA’s investment strategy may fail, and it may be difficult for the General
Partner to amend SP+ INFRA’s investment strategy quickly or at all should certain market factors appear, which may have a material adverse effect on the performance of SP+ INFRA, and, by extension, SP+ INFRA’s business, financial condition or results of operations and the value of the Units.
•Underlying Borrower/Issuer Risk. Portfolio companies may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party
(including a portfolio company or a counterparty to SP+ INFRA or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to SP+ INFRA, including if its investment in such issuer is cancelled, unwound or acquired (which could be without what SP+ INFRA considers to be adequate compensation). To the extent SP+ INFRA is exposed to investments in issuers that as a group are exposed to such force majeure events, the risks and potential losses to SP+ INFRA are enhanced.
•Credit Ratings are Not a Guarantee of Quality. Credit ratings of assets represent the rating agencies’ opinions regarding their credit quality and are not a guarantee of quality. A credit rating is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. In the event that a rating assigned to any corporate debt obligation is lowered for any reason, no party is obligated to provide any additional support or credit enhancement with respect to such corporate debt obligation. Rating agencies attempt to evaluate the safety of principal and interest payments and do not evaluate the risks of fluctuations in market value;
therefore, ratings may not fully reflect the true risks of an investment. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation should be used only as a preliminary indicator of investment quality and should not be considered a completely reliable indicator of investment quality. Rating reductions or withdrawals may occur for any number of reasons and may affect numerous assets at a single time or within a short period of time, with material adverse effects upon the corporate debt obligation.
It is possible that many credit ratings of assets included in or similar to the corporate debt obligation will be subject to significant or severe adjustments downward.
•Speculative Nature of Investments in Stressed or Distressed Debt. SP+ INFRA may invest in stressed or distressed debt securities and instruments. Investments in stressed and distressed debt securities and instruments are inherently speculative and are subject to a high degree of risk. Companies experiencing financial distress are often those operating at a loss or with substantial variations in operating results from period to period. Companies experiencing financial distress may be involved in insolvency proceedings and have the need for substantial additional capital to support continued operations or to improve their financial condition and may have very high amounts of leverage.
Distressed companies may have further inability to service their debt obligations during an economic downturn or periods of rising interest rates, may not have access to more traditional methods of financing and may be unable to repay debt by refinancing.
The value of stressed and distressed debt securities and instruments tends to be more volatile and may have an increased price sensitivity to changing interest rates and adverse economic and business developments than other securities and instruments. Stressed and distressed debt securities and instruments are often more sensitive to company-specific developments and changes in economic conditions than other securities and instruments. Furthermore, stressed and distressed debt securities and instruments are often unsecured and may be subordinated to senior debt.
•Defaulted Securities. SP+ INFRA may invest in the securities of companies involved in bankruptcy proceedings, reorganizations and financial restructurings, and that are facing significant debt maturities, and may have a more active participation in the affairs of the issuer than is generally assumed by investors. This may subject SP+ INFRA to litigation risks or prevent SP+ INFRA from disposing of securities. In any reorganization or liquidation proceeding relating to a company in which SP+ INFRA invests, SP+ INFRA may lose its entire investment, may be required to accept cash or securities with a value less than SP+ INFRA’s original investment and / or may be required to accept payment over an extended period of time. In a bankruptcy or other proceeding, SP+ INFRA as a creditor may be unable to enforce its rights in any collateral or may have its security interest in any collateral challenged, disallowed or subordinated to the claims of other creditors.
TYPES OF INVESTMENTS
Platform Investments. From time to time, SP+ INFRA and / or the Other Stonepeak Accounts may recruit a management team or other third party (including, without limitation, another private equity firm, sponsor or consortium), or establish a joint venture or other arrangement with any of the foregoing, to pursue a new “platform” opportunity expected to lead to the formation of a future portfolio company. In other cases, SP+ INFRA and / or the Other Stonepeak Accounts may form a new
Investment and recruit a management team or other third party (including, without limitation, another private equity firm, sponsor or consortium), or establish a joint venture or other arrangement with any of the foregoing, to build the portfolio company through acquisitions and organic growth. In both cases, SP+ INFRA and / or the Other Stonepeak Accounts will bear the expenses of the management team (or other third party) or portfolio company, as the case may be, including any overhead expenses, employee compensation, diligence expenses or other related expenses in connection with backing the management team (or other third party) or building out the platform company (whether by SP+ INFRA directly or by Stonepeak and may include amounts agreed to prior to the initial closing of SP+ INFRA). Such expenses may be borne directly by SP+ INFRA as
Fund expenses (or Broken Deal Expenses, if applicable) or indirectly as SP+ INFRA bears the start-up and ongoing expenses of the newly formed platform portfolio company. In certain cases, the services provided by a management team (or other third party) may overlap with the services provided by the Investment Advisor to SP+ INFRA. The compensation of management of a platform portfolio company (or other third party performing services with respect to such platform portfolio company) may include interests in the profits of the portfolio company, including profits realized in connection with the disposition of an asset and such management team may invest in the portfolio company simultaneously with or following SP+ INFRA’s investment.
Such compensation may not be included in the periodic reporting or other information delivered to all Unitholders. Although a platform portfolio company may be controlled by SP+ INFRA, members of a management team (or such other third party) will not be treated as Affiliates of the General Partner for purposes of the Fund LPA. Accordingly, none of the expenses described above will offset the Management Fee.
In addition, platform investments may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. For example, some portfolio companies are expected to require several rounds of capital infusions and such additional financings may be invested based on valuations that differ materially. The amount of such additional financing needed will depend upon the maturity and objectives of the particular portfolio company. Each such round of financing (whether from SP+ INFRA or other investors) is typically intended to provide a portfolio company with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including SP+ INFRA, or may suffer material adverse consequences if it fails to obtain the capital. Subsequent rounds of financing in “platform” portfolio companies to which SP+
INFRA provided initial financing could be provided in whole or in part by co-investors and / or Other Stonepeak Accounts that did not participate in previous rounds of financing rather than by SP+ INFRA to the extent Stonepeak determines such allocation is appropriate, which would dilute SP+ INFRA’s ownership of such portfolio company. See also “—Allocation of
Investment Opportunities” herein. In addition, SP+ INFRA may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve SP+ INFRA’s proportionate ownership when a subsequent financing is planned, or to protect SP+ INFRA’s investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of SP+ INFRA or any portfolio company. There can be no assurance that SP+ INFRA or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source when needed.
Additionally, related portfolio companies may be managed together (including, for example, the use of the same third-party manager(s) or service provider(s)) or otherwise operated as part of the same “platform”, combined and / or otherwise sold together as a part of a single transaction or series of related transactions. Such arrangements may result in SP+ INFRA’s interests in any such investments being subject to dilution and may give rise to other significant risks and conflicts of interest and there can be no assurance that SP+ INFRA will not be adversely affected by such arrangements. For example, SP+ INFRA, any such platform entities and other vehicles or entities in which one or more Affiliates of Stonepeak hold an interest (including
Other Stonepeak Accounts and their Affiliates) may engage in activities that compete with those of SP+ INFRA and otherwise make investments of a type that would be suitable for the same. In addition, in the pursuit of any such “platform” strategy will likely be time-consuming, complex, costly and subject to unforeseen risks and obstacles, and there can be no assurance that any such “platform” strategy will achieve the originally anticipated results or reach the scale originally anticipates, and SP+ INFRA will nevertheless bear the costs related thereto. Such activities may result in allocations of investment opportunities to any such
“platform” entities, permanent capital vehicles, accounts or other entities controlled by or in which an Affiliate of Stonepeak holds an interest and consequently may result in SP+ INFRA not participating (and / or not participating to the same extent) in certain investment opportunities in which it would have otherwise participated.
Sourced Investments. From time to time, SP+ INFRA is expected to be presented with an investment opportunity that has been sourced exclusively by a third-party equity investor and that SP+ INFRA wishes to pursue as part of a consortium alongside such investor or on its own. In the case where SP+ INFRA does elect to pursue any such investment, SP+ INFRA may pay a closing fee as compensation to such equity investor in consideration for the opportunity to either join the consortium or make the investment and may also reimburse certain expenses of such equity investor, as approved by SP+ INFRA. The compensation of any such equity investor may include interests in the profits of the acquired portfolio company, including profits realized in connection with the disposition of an asset. Although any such company acquired pursuant to the foregoing arrangement may be controlled by SP+ INFRA, any such third-party equity investor will not be treated as Affiliates of the

General Partner for purposes of the Fund LPA. Accordingly, none of the expenses described above will offset the Management
Fee.
Non-Controlling Investments; Investments and Joint Ventures with Third Parties. SP+ INFRA is expected to primarily hold a non-controlling interest in Investments and, therefore, will have a limited ability to protect its position in such
Investments. SP+ INFRA will not have any governance rights with respect to any investments held through or alongside the
Other Stonepeak Accounts or in the general partners / advisors thereof and will be relying on the management skill of
Stonepeak as sponsor and / or adviser of the respective Other Stonepeak Accounts. Although it is expected that appropriate rights will be sought to protect SP+ INFRA’s interests as a condition of investing where appropriate given the nature and size of the applicable investment, there can be no assurance that such rights will be available or that such rights will provide sufficient protection of SP+ INFRA’s rights. In such cases, SP+ INFRA will typically rely significantly on the existing management, board of directors and other owners of such Investments, who may not be affiliated with SP+ INFRA and whose interests may conflict with the interests of SP+ INFRA. These risks remain relevant for minority investments even where there is a control orientation or significant influence.
SP+ INFRA co-invests with Other Stonepeak Accounts, other Affiliates of Stonepeak and / or third parties (or affiliated managers or other persons, including other funds, vehicles and / or accounts managed thereby) as partners, consortium sponsors or co-venturers (“Joint Venture Partners”) with respect to specified investments or categories of investments through Funds, joint ventures, consortiums, investment platforms, or other similar arrangements (“JV Arrangements”), thereby acquiring jointly-controlled or non-controlling interests in certain Investments. JV Arrangements could be designed to share risk in the underlying investments with Joint Venture Partners or involve SP+ INFRA taking on greater risk with an expected greater return or reducing its risk with a corresponding reduction in the expected rate of return. Such JV Arrangements could involve risks in connection with such third-party involvement, including the possibility that such other Joint Venture Partner may have financial, legal or regulatory difficulties, resulting in a negative impact on such JV Arrangements, may have economic or business interests or goals which are inconsistent with those of SP+ INFRA, or may be in a position to take (or block) action in a manner contrary to SP+ INFRA’s investment objectives, (including the timing and nature of any exit) or the increased possibility of default (which SP+ INFRA may be required to make up) by, diminished liquidity or insolvency of, the third party due to a sustained or general economic downturn. In addition, SP+ INFRA may in certain circumstances be liable for the actions of its Joint Venture Partners. In those circumstances where such Joint Venture Partners involve a management group, such third parties may receive compensation arrangements relating to such JV Arrangements, including incentive compensation arrangements and / or other fees, in each case which compensation will not offset Management Fees. Furthermore, such Joint
Venture Partners to JV Arrangements may provide services (such as asset management oversight services) similar to, and overlapping with, services provided by Stonepeak to SP+ INFRA, Other Stonepeak Accounts or their respective portfolio companies, and, notwithstanding the foregoing, fees attributable to such services will not offset Management Fees or otherwise be allocated to, or shared with, the Unitholders.
Additional conflicts would arise if a Joint Venture Partner is related to Stonepeak in any way, such as an investor in, lender to, a shareholder of, or a service provider to Stonepeak, SP+ INFRA, Other Stonepeak Accounts, or their respective portfolio companies, or any Affiliate, personnel, officer or agent of any of the foregoing.
Limited Governance Rights. SP+ INFRA is expected to participate in investments where it will not have meaningful governance rights in respect of the underlying portfolio company, including, without limitation, the indirect investments made alongside Other Stonepeak Accounts, and as a result of the nature of the security in which SP+ INFRA is investing (e.g., debt investments other than convertible notes) or the fact that SP+ INFRA will hold only a minority equity position in the portfolio company. In such circumstances, where SP+ INFRA has limited or no governance rights, SP+ INFRA’s ability to influence the success of the portfolio company may be significantly limited. In such instances, SP+ INFRA will be significantly reliant on the existing management and board of directors of such companies, which may include representation of Other Stonepeak
Accounts that hold equity investments in the portfolio company or other financial investors with whom SP+ INFRA is not affiliated, any of whose interests may conflict with the interests of SP+ INFRA. These risks are relevant for minority investments even where Stonepeak’s investment does have certain control features or where Stonepeak does have significant influence.
Control Position Risk. It is possible that SP+ INFRA could make some Investments that allow SP+ INFRA to acquire control or exercise influence over management and the strategic direction of a portfolio company. The exercise of control over a company imposes additional risks of liability for environmental damages, social and governance issues, workplace accidents, failure to supervise management and other types of liability to which the limited liability characteristic of business operations generally may be ignored. Liabilities of portfolio companies, including those related to activities that occurred prior to SP+
INFRA’s investment therein, could have an adverse impact on SP+ INFRA. The exercise of control over an Investment could expose the assets of SP+ INFRA to claims by the relevant portfolio company, its shareholders and its creditors. While the
General Partner intends to manage SP+ INFRA in a manner that will minimize the exposure of these risks, the possibility of successful claims cannot be precluded.

Preferred Equity. SP+ INFRA is permitted to invest in preferred equity interests which generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans. In the event of a bankruptcy, liquidation, reorganization or other winding-up with respect to an issuer in which SP+ INFRA holds a preferred equity interest, SP+ INFRA is expected to bear a risk of lost principal, in whole or in part, as such interests are generally not secured.
Investment in Restructurings. SP+ INFRA may make investments in restructurings that involve portfolio companies that are experiencing or are expected to experience financial difficulties. These financial difficulties may never be overcome and may expose SP+ INFRA to loss or cause such portfolio companies to become subject to bankruptcy proceedings, which in turn would cause greater potential legal exposure including to potential litigation against any such company and / or its officers and directors, which would contribute to increased expenses in the nature of defense costs or otherwise. Such investments could, in certain circumstances, subject SP+ INFRA to certain additional potential liabilities that may exceed the value of SP+ INFRA’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor to obtain an inequitable benefit may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to
SP+ INFRA and distributions by SP+ INFRA to the Unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.
Public Company Holdings. SP+ INFRA’s investment portfolio is expected to contain securities issued by publicly held companies. Such Investments may subject SP+ INFRA to risks that differ in type or degree from those involved with
Investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of SP+ INFRA to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members (which may include members of the Stonepeak team) and increased costs associated with each of the aforementioned risks.
SP+ INFRA may be unable to obtain financial covenants or other contractual governance rights. Moreover, SP+ INFRA may not have the same access to information in connection with investments in public securities, both before and after making the investment, as compared to privately negotiated investments. Furthermore, SP+ INFRA may be limited in its ability to make investments, and to sell existing investments, in public securities if the General Partner or Other Stonepeak Accounts have material, non-public information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods. Additionally, and notwithstanding the foregoing, the privately negotiated investments contemplated by SP+
INFRA’s investment objectives may comprise only a small component of a larger investment in publicly traded securities.
Investments in PIPES. SP+ INFRA can be expected to be involved in private investment in public equities (“PIPEs”) or private financing of public companies. PIPE transactions may involve the sale of equity-like securities of an already public company. In a PIPE transaction, SP+ INFRA may bear the price risk from the time of pricing until the time of closing. In addition, SP+ INFRA may have to commit to purchase a specified number of shares at a fixed price, with the closing conditioned upon, among other things, the SEC preparedness to declare effective a resale registration statement covering the resale, from time to time, of the shares sold in the private financing. In addition, since SP+ INFRA may take large ownership positions as part of PIPE transactions, even after the securities are saleable, it may take a significant period of time for them to be sold or distributed in an orderly manner during which time profit could have otherwise been realized or loss avoided and, in some cases, SP+ INFRA may be prohibited by securities laws or by contract from selling such public company securities for a period of time.
Future Investment Techniques and Instruments. Subject to the terms of the Fund LPA and applicable law, SP+ INFRA may employ new investment techniques or invest in new instruments that the General Partner and / or the Investment Advisor believes will help achieve SP+ INFRA’s investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investment techniques or instruments may entail risks not described herein. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to SP+ INFRA. In addition, any new investment technique or instrument developed by the General Partner and applied to SP+ INFRA may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks.
Risks of Multi-Step Acquisitions. In the event SP+ INFRA chooses to affect a transaction by means of a multi-step acquisition (such as a first-step cash tender offer or stock purchase followed by a merger), there can be no assurance that the remainder of the relevant investment can be successfully consummated. This could result in SP+ INFRA having only partial control over the investment or partial access to its cash flow to service debt incurred in connection with the acquisition.

Toehold Investments and Certain Investments in Publicly Traded Securities. SP+ INFRA could accumulate minority positions in the outstanding voting stock, or securities convertible into the voting stock, of potential portfolio companies or otherwise accumulate positions in debt securities of potential portfolio companies, with the intention of accumulating a sufficient position to enable SP+ INFRA to influence the activities of the portfolio companies. While SP+ INFRA would typically seek to achieve such accumulation through open market purchases, registered tender offers, negotiated transactions or private placements, it could be unable to accumulate a sufficiently large position in a target company to execute the investment strategy formulated in respect of that company. In such circumstances, SP+ INFRA might dispose of its position in the target company within a short time of acquiring it. There can be no assurance that the price at which SP+ INFRA can sell such securities will not have declined since the time of acquisition; this outcome could be made more likely where the securities of the target companies are thinly traded and SP+ INFRA’s position is substantial, as a result of which its disposal would likely depress the market price for such securities.
Disclosure to Unitholders of each of SP+ INFRA’s investments in publicly traded securities might not be advisable in light of SP+ INFRA’s investment objectives and could, in fact, be counterproductive to SP+ INFRA’s ability to execute on its investment objectives. Accordingly, the General Partner is permitted to exclude from reports to the Unitholders information regarding its investment activity in publicly traded securities if it determines that disclosure is not at such time commercially practicable or in the interests of SP+ INFRA.
Investments through Offshore Holding Companies. SP+ INFRA can be expected to invest in portfolio companies operating in a particular country indirectly through holding companies organized outside of such country. Government regulation in the country may, however, restrict the ability of the portfolio companies to pay dividends or make other payments to a foreign holding company. Additionally, any transfer of funds from a holding company to its operating subsidiary, either as a shareholder loan or as an increase in equity capital, may be subject to registration with or approval by government authorities in such country. Such restrictions could materially and adversely limit the ability of any foreign holding company in which SP+
INFRA invests to grow, make investments or acquisitions that could be beneficial to its businesses, pay dividends, or otherwise fund and conduct its business.
Investments in Fund Managers and Pooled Investment Vehicles. Stonepeak has invested and expects to continue to invest in one or more third-party investment vehicles (“Third-Party Pooled Investment Vehicles”) that are managed by third-
party investment managers (“Third Party Fund Managers”), including a Third-Party Pooled Investment Vehicle that invests into
Stonepeak. Although not expected to be a large portion of the investment strategy, SP+ INFRA may also invest in Third-Party
Fund Managers that manage Third-Party Pooled Investment Vehicles focused on infrastructure and certain other types of asset classes. The infrastructure asset class comprises a wide-range of strategies and investment types, and the infrastructure oriented investment strategies pursued by Third-Party Fund Managers and Third-Party Pooled Investment Vehicles are expected to vary.
There are many investment-related risks associated with such types of investments which could impair the performance and value of our Investments. See “—Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles”
below.
Multiple Levels of Fees and Expense. In addition to the direct expenses and management costs borne by SP+ INFRA, SP+
INFRA may also bear its pro-rata share of certain expenses and management costs incurred directly or indirectly by Other
Stonepeak Accounts, Stonepeak, Third-Party Pooled Investment Vehicles and Third-Party Fund Managers in which SP+
INFRA invests. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Other Stonepeak Accounts, Stonepeak, Third-Party Fund Managers and/or Third-Party Pooled Investment
Vehicles. SP+ INFRA may pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with Secondary Investments in Third-Party Pooled Investment Vehicles. SP+ INFRA will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments (i.e., there will be “double fees”
involved in making such investments which would not arise if the Unitholder were to invest in the underlying fund directly, because the Investment Advisor and its affiliates will receive fees with respect to the management of SP+ INFRA, on the one hand, and the underlying fund manager will receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by SP+ INFRA (and indirectly by Unitholders) and reduce returns. With respect to Primary Commitments to and Secondary Investments in Other Stonepeak Accounts, SP+ INFRA will not pay or otherwise bear carried interest, management fees or other incentive compensation in connection with its investments in such Other Stonepeak Accounts except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
SP+ INFRA will indirectly bear other expenses in connection with an Investment in or alongside an Other Stonepeak
Account, including any investment-related expenses and expenses paid to affiliates of Stonepeak, administrative expenses and other fund expenses as applicable to such Other Stonepeak Account and Stonepeak (to the extent applicable). These various levels of costs and expenses will be charged whether or not SP+ INFRA performance generates positive returns. As a result,
SP+ INFRA, and indirectly the Unitholders, will bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset profits. In addition, because of the fees and expenses payable by SP+ INFRA pursuant to such Investments, its returns on such
Investments will be lower than the returns to a direct investor in the Other Stonepeak Accounts and/or Third-Party Pooled
Investment Vehicles. Such returns will be further diminished to the extent SP+ INFRA is also charged management fees and/or bears carried interest or other similar performance-based compensation in connection with its Secondary Investments in Third-
Party Pooled Investment Vehicles managed by a Third-Party Fund Manager.
PORTFOLIO COMPANY RISKS
Risks Relating to Due Diligence of and Conduct at Portfolio Companies. Before making Investments, the General Partner and / or the Investment Advisor will conduct due diligence that they deem reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, environmental, social governance, technical, cyber, real property and legal issues. When conducting due diligence and making an assessment regarding an Investment, the General Partner and / or the Investment
Advisor will rely on the resources available to it, including information provided by the target of the Investment and, in some circumstances, third-party investigations. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover all risks. As a result, due diligence investigations that the General Partner and / or the
Investment Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, especially when there is a compressed diligence timeframe and / or heightened competition for investment, where there may be limited publicly available information with respect to a particular company or its executives, where because of the size or other aspects of an investment limited information is made available to SP+ INFRA by the prospective portfolio company, or in circumstances where all or a portion of such due diligence is conducted remotely. In particular, there can be no assurance that Stonepeak will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence investigation or during its efforts to monitor a portfolio company on an ongoing basis or that any risk management procedures implemented by
Stonepeak will be adequate. The risk could be further exacerbated by the impact of any future pandemics and / or lockdowns, which may cause commercial disruption on a global scale and disrupt the manner in which due diligence investigations have historically been conducted. Moreover, such an investigation will not necessarily result in the Investment being successful.
There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report, will achieve their desired effect, and potential investors should regard an investment in SP+ INFRA as being speculative and having a high degree of risk. Conduct occurring at portfolio companies, even activities that occurred prior to SP+ INFRA’s investment therein, could have an adverse impact (financial or otherwise) on
SP+ INFRA.
An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of SP+ INFRA’s Investments in such portfolio company. The General Partner and / or the Investment Advisor will rely upon the accuracy and completeness of representations made by the portfolio company and / or their former owners in the due diligence process to the extent reasonable when it makes its investments, but cannot guarantee such accuracy or completeness of any such representation. SP+ INFRA may elect to obtain a representations and warranties insurance policy that may provide protection to SP+ INFRA in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that SP+ INFRA would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where SP+ INFRA has obtained such a policy, recourse to the former owners of a portfolio company may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for SP+
INFRA in such circumstance. Under certain circumstances, payments to SP+ INFRA may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Trade Errors. A trade error is generally defined as an error in the placement, execution, or settlement of a trade for a client, whether by Stonepeak or a third party. Trade errors are evaluated on a case-by-case basis. Trade errors might include, for example, failure to recognize the existence of one or more financial instruments held by SP+ INFRA (resulting in, among other things, duplicative transactions that have an unintended economic effect on SP+ INFRA), keystroke errors that occur when entering trades into an electronic system, typographical or drafting errors related to derivatives contracts or similar or other agreements or other errors that Stonepeak, in its discretion, designates as a trade error.
Unitholders should assume that trade errors will occur; however, Stonepeak, SP+ INFRA, the General Partner and their respective Affiliates will not be responsible for any losses resulting from any trade errors made by Stonepeak or a third party in respect of investments made by SP+ INFRA or any Other Stonepeak Account, except to the extent such parties are liable pursuant to the governing documents of SP+ INFRA or such Other Stonepeak Account, including as a result of bad faith, willful misconduct or gross negligence.
From time to time, Stonepeak could elect to voluntarily reimburse SP+ INFRA for losses suffered as a result of certain trade errors. However, Unitholders should not expect that a reimbursement to SP+ INFRA in respect of a trade error will ever take place, and, in evaluating SP+ INFRA, no decisions should be made in reliance on the expectation of such reimbursements.

Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future.
Stonepeak will be biased when determining whether losses resulting from a trade error are required to be borne by SP+ INFRA.
Generally, in determining whether Stonepeak committed fraud, willful misconduct or gross negligence, the General Partner will evaluate and consider, among other things, the adequacy of the supervisory procedures in place to prevent such errors from recurring with any frequency.
Where relevant in connection with any trade error, Stonepeak will evaluate the merits of potential claims for damage against brokers and counterparties who are at fault and, to the extent practicable, could seek to recover losses from those parties.
Stonepeak could, however, choose to forego pursuing claims against brokers and counterparties on behalf of SP+ INFRA for any reason, including, but not limited to, the cost of pursuing claims relative to the likely amount of any recovery and the maintenance of its business relationships with brokers and counterparties. Stonepeak’s own execution and operational staff could be solely or partly responsible for errors in placing, processing, and settling trades that result in losses to SP+ INFRA.
Misconduct Risks. Misconduct by employees of the General Partner, portfolio companies, portfolio company employees or by service providers to SP+ INFRA and / or their respective Affiliates could cause significant losses to SP+ INFRA. Such misconduct could include, among other things, entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public information, which could result in litigation or serious financial harm, including limiting SP+ INFRA’s business prospects or future marketing activities, and non-compliance with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and / or financial losses to SP+
INFRA. The General Partner and / or the Investment Advisor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the General Partner and / or the Investment
Advisor will be able to identify or prevent such misconduct.
Litigation. In connection with ordinary course investing activities, Stonepeak, SP+ INFRA and their respective Affiliates as well as SP+ INFRA’s portfolio companies may become involved in litigation, including as a party or non-party or in governmental and / or regulatory inquiries, investigations and / or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation, inquiry or proceeding, once begun, would be resolved in favor of Stonepeak,
SP+ INFRA and / or such portfolio company (as applicable). Any such litigation could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation (which may include consultants, investigators, experts, electronic discovery vendors and other advisors, in addition to legal costs and costs in responding to subpoenas for documents and / or testimony, and which in the aggregate may be substantial), defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by SP+ INFRA and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of Stonepeak may disagree with Stonepeak and / or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and / or time consuming for Stonepeak. It should be noted that the General Partner may causes SP+ INFRA to purchase insurance for SP+ INFRA, the General Partner, the Investment Advisor, and their employees, agents, and representatives, but there can be no assurance that such insurance will cover any or all liabilities. Insurance premiums may increase as a result of any claims made in connection with a litigation.
Charitable Contributions and Political Activities. To the extent permitted by applicable law, the General Partner may, from time to time, cause SP+ INFRA and / or its portfolio companies to make contributions to charitable initiatives or other non-profit organizations that the General Partner believes could, directly or indirectly, enhance the value of SP+ INFRA’s portfolio companies or otherwise serve a business purpose for, or be beneficial to, SP+ INFRA’s portfolio companies. Such contributions could be designed to benefit employees of a portfolio company or the community in which a property is located or in which the portfolio company operates. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Stonepeak, operating partners, joint venture partners, portfolio company management teams and / or other persons or organizations associated with Stonepeak, SP+ INFRA or SP+ INFRA’s portfolio companies. These relationships could influence the General Partner in deciding whether to cause SP+ INFRA or its portfolio companies to make charitable contributions. Further, such charitable contributions by SP+ INFRA or its portfolio companies could supplement or replace charitable contributions that Stonepeak would have otherwise made. Also, in certain instances, the
General Partner may, from time to time, select a lender and / or service provider to SP+ INFRA or its portfolio companies based, in part, on the charitable initiatives of such lender or service provider where the General Partner believes such charitable initiatives could, directly or indirectly, enhance the value of SP+ INFRA’s portfolio companies or otherwise serve a business purpose for, or be beneficial to, SP+ INFRA’s portfolio companies, and even where the economic terms of such loan or service arrangement are otherwise less favorable than the terms offered by another lender or service provider that does not engage in such charitable initiatives.
A portfolio company may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S.

and / or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise. Portfolio companies are not considered Affiliates of Stonepeak under the Fund LPA, and therefore such activities are not subject to relevant policies of
Stonepeak and may be undertaken by a portfolio company without the knowledge or direction of Stonepeak. In other circumstances, there may be initiatives where such activities are coordinated by Stonepeak for the benefit of certain portfolio companies. The interests advanced by a portfolio company through such activities may, in certain circumstances, not align with or be adverse to the interests of other portfolio companies, SP+ INFRA and / or the Unitholders. The costs of such activities may be allocated among those portfolio companies (and borne indirectly by the Unitholders). While the costs of such activities will typically be borne by the portfolio company undertaking such activities, such activities may also directly or indirectly benefit other portfolio companies, Other Stonepeak Accounts and / or Stonepeak. There can be no assurance that any such activities will be successful in advancing the interests of a portfolio company or otherwise benefit such portfolio company or
SP+ INFRA.
Any such charitable or political contributions made by SP+ INFRA or its portfolio companies, as applicable, which could reduce SP+ INFRA’s returns in respect of the relevant portfolio company, will not be shared with SP+ INFRA or offset against the Management Fees payable or Performance Participation Allocation allocable to the General Partner (or its Affiliates) in respect of SP+ INFRA. There can be no assurance that any such activities will actually be beneficial to or enhance the value of
SP+ INFRA or its portfolio companies, or that the General Partner will be able to resolve any associated conflict of interest in favor of SP+ INFRA.
Asset-Level Management; Reliance on Third-Party Professionals. The day-to-day operations of each Investment are the responsibility of the Investment’s management team. Although the General Partner and / or the Investment Advisor intend to acquire portfolio companies with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any portfolio company will operate in accordance with Stonepeak’s expectations.
Moreover, portfolio companies can lose employees, as notwithstanding general unemployment levels or developments within a particular industry, the market for high-performing executive talent is highly competitive. In connection with attracting and retaining strong management teams (including as a result of the foregoing), portfolio companies may enter into customized arrangements with one or more members of their management teams, including low- or zero-interest loans, unconventional incentive compensation or compensation in-kind. SP+ INFRA may in appropriate circumstances fund the capital necessary for such arrangements or separately enter into such arrangement directly with management team members. There can be no assurance that portfolio companies will be able to attract, develop, integrate and retain suitable management team members over the life of SP+ INFRA and, as a result, such investment and SP+ INFRA may be adversely affected thereby. The amount of time spent by management teams on their portfolio companies will also be important, and in that respect, it is noted that management teams of one portfolio company can be expected from time to time to assist with sourcing and / or management functions of other portfolio companies (including portfolio companies of Other Stonepeak Accounts).
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and the ongoing operation of SP+ INFRA and its portfolio companies to varying degrees.
Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries, and other service providers) of SP+ INFRA or portfolio companies, the General Partner and / or Investment Advisor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in a cost to SP+ INFRA. For example, certain asset management finance, administrative and other similar functions, such as data entry relating to a portfolio company, may be outsourced to a third party or affiliated service provider whose fees and expenses will be borne by such portfolio company or SP+ INFRA and will not offset the Management Fee. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to Stonepeak’s reduced control over the functions that are outsourced. Stonepeak however, is expected to conduct limited independent due diligence solely for the benefit of SP+ INFRA.
As such, SP+ INFRA’s due diligence will depend in part on the due diligence that Stonepeak conducts for the benefit of Other
Stonepeak Accounts, which due diligence investigation is not expected to take into account the interests of SP+ INFRA or the
Unitholders in any particular investment or prospective investment. Stonepeak does not intend to modify its due diligence procedures as a result of SP+ INFRA’s participation or expected participation in any investment. In addition, if Stonepeak is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. See also “—Portfolio Company Relationships; Transactions with Portfolio Companies; Investments Alongside
Portfolio Companies” below.
Access to Information from Portfolio Companies. Stonepeak may not always receive full information from portfolio companies because certain of this information may be considered proprietary by a portfolio company. A portfolio company’s use of proprietary investment strategies that are not fully disclosed to Stonepeak may involve risks under some market conditions that are not anticipated by Stonepeak. Furthermore, this lack of access to information may make it more difficult for
Stonepeak to select and evaluate portfolio companies.
Outsourcing. Stonepeak outsources to third parties many of the services performed for SP+ INFRA and / or its portfolio companies, including services (such as administrative, legal, accounting, investment diligence (including sourcing), modeling and ongoing monitoring, tax or other related services) that can be or historically have been performed in-house by Stonepeak and its personnel. The fees, costs and expenses of such third-party service providers will be borne by SP+ INFRA as Fund
Expenses, even if Stonepeak would have borne such amounts (or a portion of such amounts) if such services had been performed in-house (which, for the avoidance of doubt, would be in addition to any fees borne by SP+ INFRA as Fund
Expenses for similar services performed by Stonepeak in-house in lieu of or alongside (and / or to supplement or monitor) such third parties, subject to the terms of the Fund LPA).
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the General Partner or the Investment Advisor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and / or their employees will dedicate substantially all of their business time to SP+ INFRA, Other Stonepeak Accounts and / or their respective portfolio companies, while others will have other clients. In certain cases, third-party service providers and / or their employees (including part- or full-time secondees to
Stonepeak) may spend some or all of their time at Stonepeak offices, have dedicated office space at Stonepeak, have Stonepeak-
related e-mail addresses, receive administrative support from Stonepeak personnel or participate in meetings and events for
Stonepeak personnel, even though they are not Stonepeak employees or Affiliates. Stonepeak will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by SP+ INFRA as Fund Expenses (with no reduction or offset to Management Fees) and retaining third parties will reduce Stonepeak’s internal overhead and compensation and benefit costs for employees who would otherwise perform such services in-house. Such incentives likely exist even with respect to services where internal overhead and compensation and benefit are chargeable to SP+ INFRA. The involvement of third-party service providers may present a number of risks due to Stonepeak’s reduced control over the functions that are outsourced. In some cases, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to SP+ INFRA and / or its portfolio companies to other third parties (including their Affiliates). Any such delegation could further reduce Stonepeak’s control over the outsourced functions, and Stonepeak would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to SP+ INFRA and / or its portfolio companies, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to Stonepeak as compared to its other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance the interests of SP+ INFRA and often have no fiduciary obligation to act in the best interest of Stonepeak or SP+ INFRA. Stonepeak has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that Stonepeak will be able to identify, prevent or mitigate the risks of engaging third-party service providers. SP+ INFRA may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house services may not occur uniformly for all Stonepeak managed vehicles and accounts and, accordingly, certain costs may be incurred by
(or allocated to) SP+ INFRA through the use of third-party (or internal) service providers that are not incurred by (or allocated
to) Other Stonepeak Accounts.
Unavailability of Personnel; Independent Contractors. Infrastructure and energy companies and infrastructure- and energy-related projects rely on qualified and experienced field personnel, engineers and other specialized professionals. In addition, independent contractors and subcontractors typically are used in operations in the infrastructure and energy industries to perform various operational tasks. Demand for such personnel and contractors may exceed supply, resulting in increased costs or lack of availability of key personnel and contractors. Disruptions of operations or increased costs also can occur as a result of disputes with, or a shortage of, personnel and contractors with particular capabilities. Additionally, the General Partner and the Investment Advisor will not have the same control over portfolio company personnel and contractors as they may have over their own employees, and there is a risk that such portfolio company personnel and contractors will not operate in accordance with their own safety standards or other policies. Any of the foregoing circumstances could have a material adverse effect on SP+ INFRA’s portfolio companies, and ultimately SP+ INFRA’s investment returns.
Risks in Effecting Operating Improvements. In some cases, the success of SP+ INFRA’s investment strategy will depend, in part, on the ability of SP+ INFRA to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. For example, cooperation of employees, consultants and other stakeholders required to make improvements could be difficult to obtain, or those employees, consultants and stakeholders may not be effective at making changes. Furthermore, technology that Stonepeak expects to aid improvements may not be as effective or easily implemented as anticipated. In addition, executing operational improvements may divert the attention of key personnel and disrupt normal business. For these and other reasons, there can be no assurance that SP+ INFRA will be able to successfully identify and implement restructuring programs and improvements.

Expedited Transactions. Investment analyses and decisions by Stonepeak may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities (such as where SP+ INFRA is making a small minority investment and / or where the window of opportunity is short and the demand by other investors is high). In such circumstances, there may be a shorter due diligence process, a smaller Stonepeak deal team and / or a less formal investment committee process than another investment under different circumstances might entail. In such cases, the information available to the General Partner and / or the Investment Advisor at the time of making an investment decision may be limited, and
Stonepeak may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the General Partner and / or the Investment Advisor may rely upon independent consultants or attorneys in connection with their evaluation of prospective investments. There can be no assurance that these consultants will accurately evaluate such investments. Therefore, no assurance can be given that Stonepeak will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and SP+ INFRA may make investments which it would not have made if more extensive due diligence had been undertaken. Limitations on the ability to conduct diligence of an investment opportunity could ultimately adversely affect the outcome of the Investment.
Portfolio Company Liabilities. Liabilities of portfolio companies, including those related to activities that occurred prior to
SP+ INFRA’s investment therein, could have an adverse impact on SP+ INFRA. For example, the European Commission held a fund liable as a result of a former portfolio company that engaged in anticompetitive cartel activities on the basis that the fund had exercised decisive influence over the former portfolio company. This precedent illustrates the risk that even if private equity funds are only involved in the high level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and / or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. SP+ INFRA could, as a result, become liable for certain classes of claims against its portfolio companies. Finally, it is possible that creditors of portfolio companies owned by Other Stonepeak Accounts may seek to make certain claims (including, by way of example only, environmental, consumer protection and pension / labor law matters and liabilities) against SP+ INFRA due to its common control relationship with Other Stonepeak Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a portfolio company that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if a portfolio company of SP+ INFRA or an Other Stonepeak Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including portfolio companies of SP+
INFRA.
Risks in Using Administrators and other Agents. SP+ INFRA depends on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for it. The terms of SP+ INFRA’s contracts with third parties surrounding securities transactions may be customized and complex, and may occur in markets or relate to products that are not subject to regulatory oversight. In the event of the insolvency of a custodian, SP+ INFRA may not be able to recover equivalent assets in full as it will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. The costs for such providers are expected to be borne by SP+ INFRA and could be substantial in the aggregate, thereby adversely affecting SP+ INFRA’s overall returns.
Risks from Operations of Other Portfolio Companies. Other Stonepeak Accounts have made, and SP+ INFRA and Other
Stonepeak Accounts will make, investments in portfolio companies that have operations and assets in many jurisdictions around the world. It is possible that the activities of one portfolio company may have adverse consequences on one or more other portfolio companies (including SP+ INFRA’s portfolio companies), even in cases where the portfolio companies are held by
Other Stonepeak Accounts and have no other connection to each other. For example, a violation of a rule by a portfolio company of an Other Stonepeak Account could prevent SP+ INFRA or one of its portfolio companies from obtaining a permit, or have other adverse consequences. Similarly, a portfolio company of an Other Stonepeak Account may be subject to law or regulation that limits the operations of its Affiliates, which may be construed to include SP+ INFRA and its portfolio companies. For example, the acquisition of or operations of a portfolio company of an Other Stonepeak Account may require
SP+ INFRA or a portfolio company to divest certain assets or businesses or to cease servicing certain clients (particularly government clients).
Risks of Less-Established Companies. SP+ INFRA may invest in smaller, less-established or start-up enterprises, assets or projects. Investments in such entities may involve greater risks than are generally associated with investments in more established entities. To the extent there is any public market for the securities or instruments held by SP+ INFRA with respect to such enterprises, such securities or instruments may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less-established companies or enterprises tend to have lower capitalizations and fewer resources, and, therefore, often are more vulnerable to financial failure. Such companies or enterprises also may have shorter or no operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, less-mature or start-up enterprises could be deemed to be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which SP+ INFRA invests, SP+ INFRA may suffer a partial or total loss of capital invested in that company. There can be no assurance that any such losses will be offset by gains (if any) realized on SP+
INFRA’s other assets.
Disposition of Investments. Stonepeak ordinarily expects that SP+ INFRA will generally sell or otherwise dispose of an
Investment in a manner that is concurrent with the sale or disposition by the relevant Other Stonepeak Account, if applicable, of a like proportion of its investment in such portfolio company and on the same terms and conditions as a sale or disposition of such investment by such Other Stonepeak Account, subject in each case to legal, tax, political, national security, regulatory or other similar considerations, in each case in view of the best interests of SP+ INFRA. However, SP+ INFRA is under no obligation to cause SP+ INFRA to so divest, or if it does divest, to do so in the same manner as the Other Stonepeak Accounts
(for example, but without limitation, SP+ INFRA would likely choose to sell securities for cash at a time when an Other
Stonepeak Account is distributing securities in kind, for administrative ease among other reasons, or SP+ INFRA may continue to hold an investment while an Other Stonepeak Account is selling its interest in a Continuation Transaction). To the extent an
Other Stonepeak Account divests of all or a portion of an Investment prior to SP+ INFRA, SP+ INFRA’s investment in the portfolio company may be adversely affected, for example but without limitation, because the General Partner may lose governance rights in respect of the portfolio company as a result of such Other Stonepeak Account’s sale or SP+ INFRA may hold a minority position that is difficult to sell on favorable terms or at all.
A non-lockstep disposition may arise in the event an Other Stonepeak Account’s holdings of a portfolio company form part of the security package for an asset-based financing (particularly where SP+ INFRA’s holdings are not similarly pledged). In such case, the lenders for any such financing may have rights to foreclose on such Other Stonepeak Account’s holdings of the portfolio company and subsequently sell such holdings to third parties in order to remedy any breach under the documents governing the asset-based financing or to repay any loan thereunder in full. While Stonepeak intends to take steps to avoid any such foreclosure, there can be no assurance Stonepeak will be in a position to avoid such foreclosure or any measures that
Stonepeak takes in that regard will be successful. Conversely, the lenders under any such financing may also have the ability to
“drag” SP+ INFRA’s interests in such portfolio company in the case of any foreclosure sale, whereupon SP+ INFRA may be required to exit its investment in such portfolio company at an inopportune time or on suboptimal terms.
CAPITAL REQUIREMENTS
Additional Capital. Certain assets, especially those in a development phase or “platform” phase, may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. For example, some portfolio companies could require several rounds of capital infusion. The amount of such additional financing needed will depend upon the maturity and objectives of the particular portfolio company. Each such round of financing (whether from SP+ INFRA or other investors) is typically intended to provide a portfolio company with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a company may have to raise additional capital at a price unfavorable to the existing investors, including SP+ INFRA, or may suffer material adverse consequences if it fails to obtain the capital.
Subsequent rounds of financing in “platform” portfolio companies to which SP+ INFRA provided initial financing could be provided in whole or in part by co-investors and / or Other Stonepeak Accounts that did not participate in previous rounds of financing rather than by SP+ INFRA to the extent Stonepeak determines such allocation is appropriate, which would dilute SP+
INFRA’s ownership of such portfolio company. In addition, SP+ INFRA may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial Investment in such company in order to preserve SP+ INFRA’s proportionate ownership when a subsequent financing is planned, or to protect SP+ INFRA’s
Investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of market conditions that are beyond the control of SP+ INFRA or any portfolio company. There can be no assurance that SP+ INFRA or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an Investment could adversely affect the performance of SP+ INFRA. In addition, the pursuit of any such “platform” strategy will likely be time-consuming, complex, costly and subject to unforeseen risks and obstacles, and there can be no assurance that any such “platform” strategy will achieve the originally anticipated results or reach the scale originally anticipated, and SP+
INFRA will nevertheless bear the costs related thereto.
Adequacy of Reserves; Participation in Follow-On Investments. As is customary in the industry, SP+ INFRA may establish reserves, including for estimated accrued expenses, follow-on investments, Management Fees, pending or anticipated liabilities, investments, claims and contingencies relating to SP+ INFRA. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to Unitholders. If SP+ INFRA’s reserves are inadequate and there are insufficient additional subscriptions or other cash is unavailable (including due to the inability to obtain other financing), SP+ INFRA may be unable to take advantage of attractive investment opportunities or protect its existing investments. In these circumstances, the General Partner may allocate such opportunities to Other Stonepeak Accounts, which, in the case of further investments in existing portfolio companies could result in SP+ INFRA being subject to dilution and may give rise to other significant risks and conflicts of interest. SP+ INFRA may to the contrary be obligated to bear a larger share of any follow-on opportunity, where Other Stonepeak Accounts (including co-investment vehicles thereof)

ultimately do not participate to such follow-on opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment vehicles have insufficient capital available to invest pro rata in such follow-on opportunity or if such vehicles have inadequate reserves and unpaid capital commitments or other cash is unavailable, in each case, as determined in good faith by their respective general partners). There can be no assurance that SP+ INFRA will not be adversely affected by such allocations. By contrast, if reserves are excessive,
SP+ INFRA may not be able to fully deploy its capital in investments, resulting in lower returns to Unitholders on their total committed capital. Further the allocation of investment opportunities among SP+ INFRA and Other Stonepeak Account may depend, in part, on their respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Stonepeak Account that participated alongside SP+ INFRA in an investment are inadequate and unused capital commitments to such Other Stonepeak
Account or other cash is unavailable, such Other Stonepeak Account may be unable to participate in follow-on investments related thereto, and SP+ INFRA may participate to a greater extent than it would have otherwise. Certain committed and other co-investment funds may also not participate in follow-on investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion (for more information regarding how investments will be allocated between SP+ INFRA and the Other Stonepeak Accounts (including the Lux Fund), please see “—
Allocation of Investment Opportunities”).
Deployment of Capital. In light of SP+ INFRA’s continuous offering in relation to its investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if SP+ INFRA has difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time it receives net proceeds from the sale of Units in SP+ INFRA’s offering or any private offering and the time SP+ INFRA invests the net proceeds. SP+
INFRA may also from time to time hold cash or liquid investments pending deployment into Investments, which cash holdings may at times be significant, particularly at times when SP+ INFRA is receiving high amounts of offering proceeds and / or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of
Unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee.
In the event SP+ INFRA is unable to find suitable investments such cash or liquid investments may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for
Unitholders’ investment in SP+ INFRA to realize its full potential return and could adversely affect SP+ INFRA’s ability to pay regular distributions of cash flow from operations to Unitholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Investments will generate significant interest, and Unitholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event SP+ INFRA fails to timely invest the net proceeds of sales of Units or does not deploy sufficient capital to meet its targeted leverage, SP+ INFRA’s results of operations and financial condition may be adversely affected.
Sourcing and Payment of Distributions. SP+ INFRA has not established a minimum distribution payment level, and SP+
INFRA’s ability to make distributions to its Unitholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report. As of the date of this Annual Report, SP+ INFRA has a limited track record and may not generate sufficient income to make distributions to SP+ INFRA’s Unitholders. The General Partner will make determinations regarding distributions based upon, among other factors, SP+ INFRA’s financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair SP+
INFRA’s ability to make distributions to its Unitholders are:
•SP+ INFRA’s inability to invest the proceeds from sales of Units on a timely basis;
•SP+ INFRA’s inability to realize attractive risk-adjusted returns on its Investments;
•high levels of expenses or reduced revenues that reduce SP+ INFRA’s cash flow or non-cash earnings; and
•defaults in SP+ INFRA’s investment portfolio or decreases in the value of its Investments.
As a result, SP+ INFRA may not be able to make distributions to its Unitholders at any time in the future, and the level of any distributions SP+ INFRA does make to Unitholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
SP+ INFRA may not generate sufficient cash flow from operations to fully fund distributions to Unitholders, particularly during the early stages of SP+ INFRA’s operations. Therefore, SP+ INFRA may fund distributions to its Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Units). The extent to which SP+ INFRA pays distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Advisor elects to receive its Management Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly SP+ INFRA invests the proceeds from this and any future offering and the performance of its
Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in SP+ INFRA having less funds available to acquire Investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact SP+ INFRA’s ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in SP+ INFRA on a percentage basis and may impact the value of your investment especially if SP+ INFRA sells these securities at prices less than the price you paid for your Units. SP+ INFRA may be required to continue to fund SP+ INFRA’s regular distributions from a combination of some of these sources if SP+
INFRA’s Investments fail to perform, if expenses are greater than SP+ INFRA’s revenues or due to numerous other factors.
SP+ INFRA has not established a limit on the amount of its distributions that may be paid from any of these sources.
To the extent SP+ INFRA borrows funds to pay distributions, it would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact SP+ INFRA’s ability to pay distributions in future periods, decrease SP+ INFRA’s NAV, decrease the amount of cash SP+ INFRA has available for operations and new investments and adversely impact the value of its investment.
SP+ INFRA may also defer operating expenses or pay expenses (including the fees of the Investment Advisor or distributions to the Recipient) with Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect SP+ INFRA’s operations and reduce the future return on a
Unitholder’s investment. SP+ INFRA may redeem Units from the Investment Advisor or the Recipient shortly after issuing such units or Units as compensation. The payment of expenses in Units will dilute a Unitholder’s ownership interest in SP+
INFRA’s portfolio of assets. There is no guarantee any of SP+ INFRA’s operating expenses will be deferred and the Investment
Advisor and the Recipient are under no obligation to receive future fees or distributions in Units and may elect to receive such amounts in cash.
In-Kind Remuneration to the Investment Advisor and / or the General Partner. The Investment Advisor may elect to receive the Management Fee in Units in lieu of cash payments, and the Recipient may elect to receive the Performance
Participation Allocation in Units in lieu of cash payments. Redemptions of Units (i) from the Investment Advisor paid to the
Investment Advisor as Management Fees are not subject to quarterly volume limitations or the Early Redemption Deduction and (ii) from the Recipient distributed to the Recipient with respect to its Performance Participation Allocation are subject to the quarterly volume limitations of the Redemption Program but not the Early Redemption Deduction. Additionally, the SP
Investors may be issued Class X Units in exchange for the contribution of Warehoused Investments (as defined below).
Redemptions of any Units used to satisfy the contribution of Warehoused Investments are not subject to the Redemption
Program, but are subject to repurchase pursuant to the repurchase arrangement for Class X Units held by SP Investors. Any of the foregoing issuances of Units may have a dilutive effect in respect of Unitholders in SP+ INFRA. Please see “Part I. Item 1.
Business—Redemption Program” and “—Stonepeak Unit Repurchase Arrangement for Class X Units Held by SP Investors” for
more information. Redemptions of Class X Units could significantly decrease SP+ INFRA’s available capital, including for purposes of satisfying future redemption requests, which could adversely impact SP+ INFRA as well as those Unitholders who submit redemption requests after a significant redemption by the General Partner or other Unitholders of Units. Class X
Unitholders have access to more information regarding SP+ INFRA and SP+ INFRA’s Investments that is not available to the
Unitholders generally. Such access to information could cause Class X Unitholders to make redemption decisions which may further exacerbate liquidity needs in scenarios where the performance of SP+ INFRA’s Investments is expected to decline, and the General Partner may act in its own interest when determining whether to effect a redemption of Class X Units. There can be no assurances that the General Partner will not achieve liquidity ahead of the other Unitholders, and that such Unitholders investment returns will not be lower as a result.
Electronic Delivery of Certain Documents. Pursuant to the Fund LPA, each Unitholder will consent to electronic delivery
(including email or posting on Stonepeak’s intranet website or other internet service in accordance with the Fund LPA) of (i)
any notices or communications required or contemplated to be delivered to the Unitholder by the General Partner and its
Affiliates, pursuant to applicable law or regulation (including, without limitation, the Exchange Act and the U.S. Gramm-
Leach-Bliley Act of 1999, as amended), at the option of the person making such delivery and (ii) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Unitholders under the Fund LPA or under any other agreement that may be applicable to a Unitholder’s investment in SP+ INFRA. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the General Partner cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an internet based system.
LEVERAGE
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings for SP+ INFRA’s investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise and investor demand for high-yield debt and senior bank debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance private equity investments and could lead to deterioration of available terms. SP+ INFRA’s ability to generate attractive investment returns for its
Unitholders will be adversely affected to the extent SP+ INFRA is unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the global economies, which could restrict the ability of SP+ INFRA to sell or liquidate investments at favorable times or for favorable prices or otherwise may have an adverse impact on the business and operations of SP+ INFRA.
Bridge Financings. SP+ INFRA or Stonepeak could lend to portfolio companies or in connection with Investments therein on an unsecured basis (which may initially be intended on a short-term basis but may become a long-term basis as more fully described below) or otherwise invest in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing, syndication or liquidity event. It can be expected that SP+ INFRA will make loans to portfolio companies where such portfolio companies require an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, SP+ INFRA expects to make a short-term loan or otherwise invest on an interim basis in certain portfolio companies. Once repaid (including through a refinancing), bridge financings generally will not be treated as having been invested by SP+ INFRA in the applicable portfolio companies. While any such short-term loan (or bridge financing) could be converted into a more permanent, long-term security, it is entirely possible for reasons not always in SP+
INFRA’s control, such long-term securities issuance or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans at the borrower may not become available. In such events, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by SP+ INFRA and may result in a greater concentration to a particular company and sector than anticipated.
Financial Leverage. SP+ INFRA utilizes leverage to finance the operations of SP+ INFRA and its portfolio companies, make investments and for other purposes (including to support margin loan liquidity, cover asset disposition expenses, enhance returns and provide financing for co-investors (if applicable) prior to permanent financing being established). The use of leverage involves a high degree of financial risk and will increase SP+ INFRA’s exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of SP+ INFRA’s Investments. Although borrowings by SP+ INFRA and its portfolio companies have the potential to enhance overall returns, they will further diminish returns (or increase losses on capital) to the extent overall returns on investments are less than SP+ INFRA’s cost of funds. This leverage may also subject SP+ INFRA’s Investments to restrictive financial and operating covenants, which may limit flexibility in responding to changing business and economic conditions. Leverage at a portfolio company level may impair portfolio companies’ ability to finance their future operations and capital needs. Although the General Partner will seek to use leverage in a manner that it believes is appropriate, the leveraged capital structure of such Investments will increase the exposure of the portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy, or deteriorations in the condition of the portfolio companies or its industry. Moreover, any rise in interest rates may significantly increase a portfolio company’s interest expense, causing losses and / or the inability to service its debt obligations. If a portfolio company cannot generate adequate cash flow to meet debt obligations, SP+ INFRA may suffer a partial or total loss of capital invested in the portfolio company or may elect or be required to make additional capital contributions in support of such portfolio company to enable it to meet such obligations, thereby reducing the available capital to SP+ INFRA for the purpose of making new or supporting other existing Investments. In such an environment, the sourcing and execution of transactions for
SP+ INFRA, whether on a proprietary basis or otherwise, would become more challenging. In addition, the amount of leverage used to finance an Investment may fluctuate over the life of an Investment.
The General Partner has obtained, and expects that it will continue to obtain, leverage at the Fund and / or Intermediate
Entity level. The Fund expects that it will continue to incur and / or cause the Intermediate Entities to incur indebtedness and /
or provide guarantees or other credit support arrangements, including for the purposes of guaranteeing portfolio company obligations, paying Fund Expenses, Management Fees and Organizational and Offering Expenses, to make, hold or dispose of
Investments, or otherwise in connection with SP+ INFRA activities and / or for any proper purpose related to the activities of
SP+ INFRA, providing funds for distribution to Unitholders, providing funds to satisfy redemption requests and to provide financing to the extent necessary to consummate the purchase of Investments prior to the completion of permanent debt financing therefor or prior to the receipt of capital contributions or distributions. The General Partner could be incentivized to borrow (whether from a net asset value credit facility, SP+ INFRA or otherwise) for distributions, resulting in the General
Partner receiving its Performance Participation Allocation earlier than it otherwise would. Such borrowings also increase the
Fund’s leverage without any corresponding acquisition of assets. Fund and / or Intermediate Entity borrowings and guarantees may be deal-by-deal or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment or portfolio-wide basis) with any Parallel Funds, other Intermediate Entities, co-
investment vehicles, Other Stonepeak Accounts, joint venture partners and managers of such joint venture partners or any other person. Such arrangements will not necessarily impose joint and several obligations on such other persons that mirror the obligations of the Fund (e.g., the Fund may provide credit enhancement to other persons, whereas such other persons may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among the Fund and such other persons or funds pro rata (and therefore indirectly to the Unitholders pro rata) based on principal amount outstanding.
Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, the Fund could be required to contribute amounts in excess of its pro rata share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro rata share of such indebtedness. The Fund could lose its interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing Investments of the Fund and / or assets of such other persons. The Fund may also be obligated in some circumstances to reimburse co-investors for their losses resulting from cross-collateralization of their investments with assets of the Fund that are in default. Depending on the terms of the cross-collateralization and the performance of the underlying assets, it is possible that the Fund may ultimately bear a disproportionate share of the risk arising from any guarantees, borrowings or credit support that are incurred on a cross-collateralized or joint basis with any Other Stonepeak Account (including the Lux
Fund or any co-investment vehicle) but the Fund will not receive compensation for bearing such risks for such Other Stonepeak
Account. Further, to the extent a borrowing, guarantee or other credit support is incurred by the Fund on a cross-collateralized and / or joint and several basis with a Parallel Fund or any Other Stonepeak Account (including the Lux Fund or any co-
investment vehicle), such Parallel Fund or Other Stonepeak Account may have limited or no remaining unused capital commitments to fund its pro rata share of such borrowing, guarantee or credit support, in which case the Fund could be obligated to contribute more than its pro rata share, or may be required to advance payment on behalf of such Parallel Fund or such Other Stonepeak Account, potentially for an unspecified period or even without the ability to receive any reimbursement from such Parallel Fund or such Other Stonepeak Account. Borrowings under any such facilities (and expenses related thereto)
may initially be made with respect to an investment opportunity based on preliminary allocations are subject change and may not take into account investment limitations. The Fund may also be obligated in some circumstances to reimburse Parallel
Funds, co-investors or Other Stonepeak Accounts for their losses resulting from cross-collateralization of their investments with assets of the Fund that are in default. Notwithstanding that an obligation (including a guarantee) of the Fund may be joint and several and / or cross-collateralized with obligations of other investment funds, vehicles and / or accounts as described above
(including any Parallel Funds and any Other Stonepeak Accounts), only the Fund’s pro rata share of such obligation (as determined by the General Partner and not taking into account the joint and several aspect of such obligations) will be counted toward the Fund’s Leverage Ratio. Although the General Partner will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk.
By executing a subscription document with respect to SP+ INFRA, Unitholders will be deemed to have acknowledged and consented to the General Partner or any affiliate thereof causing SP+ INFRA to enter into one or more credit facilities or other similar Fund-level and / or Intermediate Entity-level borrowing or other leverage arrangements.
The aggregate amount of indebtedness incurred by the Fund is subject to certain limits (as more fully set forth in “—
Leverage” in this Item 1A). These limits do not include leverage on Investments (including Investments in or alongside Other
Stonepeak Accounts), even though leverage at such entities could increase the risk of loss on such Investments. The limits also do not apply to (i) guarantees of indebtedness (whether by the Fund, any Parallel Fund, any Feeder Fund, the Master
Aggregator, any Intermediate Entity or any other special purpose vehicles or holding entities formed by SP+ INFRA to make, hold or provide financing for one or more Investments), even though the Fund or any of the above persons may be obligated to fully fund such guarantees, (ii) “bad boy” guarantees or other credit support obligations and (iii) other related liabilities that are not indebtedness for borrowed money. For the avoidance of doubt, the limits do not apply to any equity commitment letters or obligations under cross-collateralization arrangements with respect to the primary obligations of another person as described below. Furthermore, indebtedness incurred by persons other than the Fund (including the Master Aggregator, the Lower Funds, other Intermediate Entities or other special purpose vehicles or holding entities formed by SP+ INFRA to make, hold or provide financing for one or more Investments) and that is not recourse to the Fund does not count towards such limits and will not otherwise be considered recourse indebtedness of the Fund, even if such indebtedness is recourse to the Master Aggregator, the
Lower Funds, any other Intermediate Entities or any such other special purpose vehicles or holding entities. The leverage limits do not apply to indebtedness incurred in connection with any hedging (or other similar) activities of SP+ INFRA. There can be no assurance that the limits described above are appropriate in all circumstances and would not expose SP+ INFRA to financial risks.
Stonepeak may organize portfolio vehicles or other subsidiary entities (“Bond Financing Entities”) for the purpose of providing SP+ INFRA with access to the unsecured bond market in Europe. If an investment held by any Bond Financing
Entity organized in connection with a bond financing program for SP+ INFRA were to be unable to service or repay its pro-rata share of such bond financing, the Fund could be required to fund the shortfall. In addition, such bond financing may be on a joint and several basis (which may be on an investment-by-investment or portfolio wide basis) with Parallel Funds, co-
investment vehicles or Other Stonepeak Accounts, and, as such, there is a risk that the Fund could be required to contribute amounts in excess of its pro-rata share of such financing, including additional capital (a) to make up for any shortfall if the
Parallel Funds, co-investment vehicles or Other Stonepeak Accounts are unable to service or repay their pro-rata share of such financing or (b) to reimburse such Parallel Funds, co-investment vehicles or Other Stonepeak Accounts for proceeds that would have been distributed to such investors but instead are used to service or repay such Bond Financing Entity financing relating to investments in which such entities do not participate.
Moreover, in connection with one or more credit facilities entered into by SP+ INFRA, distributions to the Unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Such borrowings or other indebtedness may limit the Unitholders’ ability to use their Units in SP+ INFRA as collateral for other indebtedness. If
SP+ INFRA defaults on indebtedness secured by an Investment, the lender may foreclose, resulting in a loss of the entire
Investment.
The use of leverage by portfolio companies involves a higher degree of financial risk than companies that do not employ this strategy. SP+ INFRA’s portfolio companies are expected to incur varying degrees of leverage, as a result of which recessions, pandemics, operating problems and other general business and economic risks (as well as particular risks associated with investing in technology companies described above) would likely have a more pronounced effect on the profitability or survival of such companies. In addition, this leverage could accelerate and magnify declines in the value of the investments in the leveraged portfolio companies in a down market. Moreover, any rise in interest rates may significantly increase a portfolio company’s interest expense, causing losses and / or the inability to service debt levels. Lenders or other holders of debt senior to the debt positions held by SP+ INFRA may be entitled to a preferred cash flow prior to SP+ INFRA receiving a return on certain Investments. In the event a portfolio company is unable to generate sufficient cash flow to meet the principal and interest payments on indebtedness senior to that of debt or equity held by SP+ INFRA or where there is a breach of a performance covenant, SP+ INFRA may suffer a partial or total loss of capital invested in the portfolio company. In certain situations, more than one investment purchased by SP+ INFRA with the use of leverage may be held with the same bank, custodian or dealer.
With respect to the portfolio companies of SP+ INFRA, multiple leveraged investments may be linked and used to “cross-
collateralize” the borrowings. In the event that such investments are “cross-collateralized,” SP+ INFRA could experience concurrent liquidation on multiple investments to satisfy its borrowing obligations, and an adverse event or condition at or with respect to one portfolio company could negatively affect and / or cause a loss of a different investment that would not otherwise be subject to such adverse event or condition. To the extent the entities or parties entering into a joint or cross-collateralized borrowing arrangement are portfolio companies or Intermediate Entities, such borrowings will not be subject to the leverage limits by the Fund that are set forth in the Fund LPA so long as such borrowings are not recourse to the Fund, even if such borrowing arrangement is guaranteed by the Fund.
In the event that SP+ INFRA uses a borrowing facility that is collateralized by certain or all of the Fund’s or any Parallel
Fund’s investments, each of the Fund’s Unitholders, including those that have no interest in certain Investments, would nevertheless be exposed to risks associated with the Fund’s and such Parallel Fund’s interest in such Investments. For example, in the event that the value of such Investment were to meaningfully deteriorate, there could be a margin call on SP+ INFRA’s facility, in response to the decrease in the collateral value. A decline in the value of such Investment could also result in increased costs of borrowing for SP+ INFRA as a whole. Unitholders may also have an interest in certain Investments that is disproportionate to their exposure to leverage through cross-collateralization on other Investments.
Without limiting the generality of the foregoing, SP+ INFRA, any Intermediate Entity or any person through which any of the foregoing entities invest may enter into an asset-backed credit facility. Such debt exposes SP+ INFRA and such entities to refinancing, recourse and other risks. With respect to any asset-backed facility entered into by SP+ INFRA, a decrease in the market value of SP+ INFRA’s Investments would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants pursuant to which SP+ INFRA must either repay the borrowed funds to the lender, which could cause SP+ INFRA to suffer foreclosure or forced liquidation of the pledged assets. Liquidation of SP+ INFRA’s
Investments at an inopportune time in order to satisfy such financial covenants could adversely impact the performance of SP+
INFRA and could, if the value of its Investments had declined significantly, cause SP+ INFRA to lose all or a substantial amount of its capital. Moreover, if additional capital were required to satisfy such financial covenants, such capital would effectively reduce the amount of capital available for other Investments and could adversely affect the diversification of SP+
INFRA’s portfolio. In the event of a sudden, precipitous drop in the value of SP+ INFRA’s assets, SP+ INFRA might not be able to dispose of assets quickly enough to pay off its debt, resulting in a foreclosure or other total loss of some or all of the pledged assets. Fund-level debt facilities typically include other covenants such as, but not limited to, covenants against SP+
INFRA incurring or being in default under other recourse debt, including certain Fund guarantees of asset-level debt, which, if triggered, could cause adverse consequences to SP+ INFRA if it is unable to cure or otherwise mitigate such breach.
The General Partner or any affiliate thereof is permitted under the Fund LPA to provide a loan or make advances to SP+
INFRA or any person through which SP+ INFRA invests for any purpose, including to fund all or any portion of an Investment
(and any related fees and expenses), which loans or advances shall accrue interest comparable to that received by a third party in an arm’s length transaction. Any such loans or advances will not be subject to the Leverage Ratio or any other limitation on borrowings set forth in the Fund LPA. The General Partner will determine in its sole discretion the appropriate time, method and order in which SP+ INFRA will be required to pay, re-pay or reimburse the General Partner and its affiliates for any loans and interest thereon. Because such loans continue to accrue interest for so long as they are outstanding, the General Partner will be incentivized to keep such loans outstanding for an extended period of time.

Tax-exempt investors should note that use of leverage by SP+ INFRA may create UBTI and should refer to the discussion of “Item 1(c). Description of Business—Certain U.S. Tax Considerations—Tax-Exempt Investors” in the Fund’s Registration
Statement on Form 10.
Cross-Guarantees and Cross-Collateralization. In certain circumstances, the Fund, any persons through which the Fund invests and / or the Fund’s portfolio companies can be expected to enter into cross-collateralization or cross-guarantee or similar arrangements (including with respect to Asset Pools) with any Parallel Funds, Other Stonepeak Accounts (including the
Lux Fund and co-investors), any persons through which such Parallel Funds and Other Stonepeak Accounts (including the Lux
Fund) invest and such Parallel Funds’ and such Other Stonepeak Accounts’ (including the Lux Fund) respective portfolio companies or other persons, particularly in circumstances in which better financing terms are available through such arrangements, or where the assets of each portfolio company or person are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Stonepeak” party and therefore appropriate for these obligations to be addressed among Parallel Funds and Other Stonepeak Accounts (including the Lux Fund) by way of a back-
to-back or reimbursement-type agreement. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Fund for obligations that are not recourse to the Fund except in limited circumstances such as “bad boy” events. The Fund is able to form certain special purpose vehicles and holding vehicles, which may involve cross-
guarantees or other cross-collateralization arrangements. At times, in connection with joint investments between the Fund and one or more Other Stonepeak Accounts, portfolio companies will enter into borrowings or guarantees (including collateralized by or otherwise secured by the Fund and one or more Other Stonepeak Accounts or their respective interests in such joint investment), and the Fund and such Other Stonepeak Account(s) will, in certain circumstances, provide credit support to the entities incurring such borrowings or guarantees. Depending on various factors, including relative assets, any credit facility or other borrowing or guarantees already in existence and other factors affecting the relative levels of credit risk with respect to each of the Fund and such Other Stonepeak Accounts, it is expected that the Fund and such Other Stonepeak Account(s) taken together will, in certain circumstances, receive terms, including economic terms such as interest rates, that will be better or worse than would have been received by the Fund or such Other Stonepeak Account(s) alone, as applicable, if such party obtained financing for only its portion of such joint investment as a sole borrower or sole provider of credit support. The Fund or Other Stonepeak Account(s), as applicable, that is benefiting from better terms than it would have obtained for only its portion of such joint investment is not expected to enter into a reimbursement agreement or otherwise compensate any other party that is receiving worse terms. Additionally, while cross-collateralization of Investments may enable SP+ INFRA to obtain more favorable terms in respect of certain indebtedness across certain Investments (for example, such as where investments of different but overlapping classes are located in the same region or a part of a larger portfolio) on a modest scale, any cross-
collateralization with any Parallel Fund or any Other Stonepeak Account (including the Lux Fund) could result in the Fund losing its interests in otherwise performing investments or other assets due to poorly performing or non-performing investments or other assets of Parallel Funds or Other Stonepeak Accounts (including the Lux Fund) in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and, for the avoidance of doubt, the Fund’s obligations under such cross-collateralization arrangements are expected to apply to investments in which the Fund has not participated). SP+ INFRA can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Parallel Funds and Other Stonepeak Accounts (including the Lux Fund) when such other entities are not in turn exposed to risks associated with the Fund’s borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of the Fund, any Parallel
Funds and Other Stonepeak Accounts (including the Lux Fund). Through cross-collateralization, cross-guarantees or similar arrangements, the Fund may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and / or other obligations of SP+ INFRA. See also “—Liability Arising From Transactions Entered into Alongside Stonepeak and / or
Other Stonepeak Accounts” herein.
Similarly, the Fund will from time to time enter into cross-guarantee, cross-collateralization and joint and several arrangements with one or more co-investment vehicles, either with respect to a single Investment or across multiple
Investments. Because co-investors typically have little or no unfunded capital commitments to fund their pro rata share of the relevant borrowing, guarantee or credit support obligation, the Fund will be liable for the full amount of the relevant obligation, and as a result may be obligated to contribute more than its pro rata share of such obligation or to advance payment on behalf of any such co-investment vehicle. It is not expected that the Fund will be compensated for the foregoing, notwithstanding that such co-investors’ are “free-riding” at the expense of the Fund, potentially for an extended or indefinite period of time. While the Fund will seek to enter into back-to-back or similar reimbursement agreements with any applicable co-investment vehicles to ensure that each participating vehicle ultimately bears its pro rata share of any such obligation, the Fund’s recourse may be limited to limited unfunded capital commitments and / or the applicable co-investment vehicle’s interest in the relevant
Investment with respect to which the Fund’s obligation arose, which may have been triggered by performance issues.
A counterparty, lender or other unaffiliated participant in a transaction could require or desire that it face only one holding vehicle, special purpose vehicle or portfolio company of the Fund, any Parallel Fund or Other Stonepeak Account (including the Lux Fund and any co-investment vehicle), even though multiple holdings vehicles, special purpose vehicles or portfolio companies of the Fund, any Parallel Fund and Other Stonepeak Accounts (including the Lux Fund) benefit from the lender or other arrangement. This will typically result in (i) the person facing the counterparty, lender or other unaffiliated participant being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other holding vehicles, special purpose vehicles or portfolio companies and (ii) holding vehicles, special purpose vehicles or portfolio companies of the Fund, any Parallel Fund and Other Stonepeak Accounts (including the Lux
Fund) being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for refinancings may be smaller)). The holding vehicles, special purpose vehicles and portfolio companies of the Fund, any Parallel
Fund and Other Stonepeak Accounts (including the Lux Fund) benefiting from a financing or other arrangement can be expected to enter into a back-to-back or other similar reimbursement arrangements whereby each agrees that no holding vehicle, special purpose vehicle or portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the holding vehicles, special purpose vehicles or portfolio companies would be compensated (or provide compensation to other holding vehicles, special purpose vehicles or other persons) for being primarily liable, or jointly liable, for other persons’ pro rata share of any financing. See also “—Financial Leverage” above.
Securitizations; Back Leverage; Holding Vehicles. SP+ INFRA may securitize or otherwise restructure or repackage some or all of its Investments and / or other assets on an individual or cross-collateralized basis with other Investments and / or assets held by SP+ INFRA and / or Other Stonepeak Accounts and the General Partner may otherwise structure or package some or all
Investments and / or assets held by Other Stonepeak Accounts in holding vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks. See “—Asset Pooling” herein. This would typically involve creating one or more investment vehicles, contributing assets to such vehicle or a related entity (or making investments directly or indirectly through such vehicle), and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness on a non-recourse or limited-recourse basis to purchasers or lenders, as the case may be, or engaging in such transactions with existing holding or other investment vehicles. To the extent such arrangements are entered into by any such vehicle or entity (and not the Fund itself), such arrangements will not be subject to the limits on borrowings or other indebtedness (or any limits on issuing additional interests) by the Fund that are set forth in this
Annual Report. In connection with the foregoing, distributions from one Investment may be used to pay interest and / or principal (or the equivalent amounts regarding preferred securities).
If SP+ INFRA were to utilize one or more of such investment vehicles for any such purpose, each of the Unitholders, including those that have no (or different) interest in certain Investments, would nevertheless be exposed to risks associated with SP+ INFRA’s interest in such Investments and / or other assets. For example, in the event that the value of such investment were to meaningfully deteriorate, there could be a margin call on SP+ INFRA’s facility, in response to the decrease in the collateral value. A decline in the value of such investment could also result in increased costs of borrowing for SP+
INFRA as a whole. The Unitholders and/or SP+ INFRA could also have an interest in certain Investments that is disproportionate to their exposure to leverage through cross-collateralization on other Investments. Similar circumstances could arise in a situation where SP+ INFRA and a co-invest vehicle participate in borrowings that experience a margin call, and the co-invest vehicle’s investors already have funded their full commitments to such vehicle and accordingly have the option (and not the obligation) to fund additional amounts or otherwise be diluted by SP+ INFRA and / or Other Stonepeak Accounts. In addition, if certain Unitholders and / or SP+ INFRA are excused or excluded from or otherwise do not participate in an investment, through cross-collateralization, such Unitholders or SP+ INFRA, as the case may be, may nevertheless be indirectly exposed to risks associated with leverage on investments made by SP+ INFRA or Other Stonepeak Accounts in which such
Unitholders and / or SP+ INFRA is not invested and distributions from unrelated investments may be used to satisfy obligations with respect to such investment, in which case the Unitholders may receive such proceeds later than they otherwise would have, in a reduced amount, or not at all. In addition, SP+ INFRA would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable SP+ INFRA to make distributions to its Unitholders. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt/
preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict
SP+ INFRA’s ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to use all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there may be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an investment vehicle, or cash flow may be completely restricted for the life of the relevant investment vehicle. To the extent any such investment vehicle defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable investment vehicle(s) and / or otherwise exercise rights and remedies as a creditor against the assets of any such investment vehicle(s), which could result in a loss of all or a part of SP+ INFRA’s interest in any applicable investment and / or distributions therefrom.
SP+ INFRA expects that the terms of the financing that any investment vehicles enter into will generally provide that the principal amount of assets must exceed the principal balance or market value of the related debt/preferred equity by a certain amount, commonly referred to as “over-collateralization.” SP+ INFRA anticipates that the financing terms may provide that, if certain delinquencies and / or losses exceed specified levels, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels.

Failure to obtain favorable terms with regard to over-collateralization may materially and adversely affect the liquidity of SP+
INFRA. If assets held by such investment vehicles fail to perform as anticipated, their over-collateralization or other credit enhancement expenses may increase, resulting in a reduction in income and cash flow to SP+ INFRA from these investment vehicles.
In addition, a decline in the quality of assets in an investment vehicle due to poor operating results of the relevant issuer, declines in the value of collateral (whether due to poor operating results or economic conditions), among other things, may force an investment vehicle to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to SP+ INFRA for distribution to the Unitholders, or in certain cases a margin call or mandatory prepayment may be triggered by such perceived decrease in value which may require a large amount of funding (either from separate borrowing proceeds or capital contributions) on short notice.
The use of margin borrowings results in certain additional risks to SP+ INFRA. See “—Preferred Financing; Margin
Loans.”
The equity interests that SP+ INFRA will hold in such an investment vehicle will not be secured by the assets of such investment vehicle, and SP+ INFRA will rank behind all known or unknown creditors and other stakeholders, whether secured or unsecured, of the investment vehicle. To the extent that any losses are incurred by the investment vehicle in respect of any collateral, such losses will be borne first by SP+ INFRA as owner of common equity interests.
Asset Pooling. SP+ INFRA may pool certain or all Investments with one or more Other Stonepeak Accounts (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the General Partner or any of its Affiliates (or Other Stonepeak Account) and securities or other interests in the Asset Pool will be owned by SP+ INFRA and other affiliated funds. The consummation of any such transaction will generally not require the consent of the Board of Directors or the Unitholders and will involve the exercise of the General Partner’s and its Affiliates’
discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the General Partner will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets under the terms of the Fund LPA, to determine the proportionate interest of SP+ INFRA and the Other Stonepeak Account in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the General Partner and its Affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the
Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to those Unitholders that participated in such contributed assets, each of which may have a material impact on Unitholders’ returns in respect of such
Investments or SP+ INFRA more generally. In making these determinations the General Partner and its Affiliates may, but are
not required to, engage or seek the advice of any third-party independent expert, however even if such advice was sought, valuing such assets and interests and, therefore, the value of SP+ INFRA’s interest in, or proceeds received from, any Asset
Pool, will be subjective. SP+ INFRA will generally be exposed to the performance of all assets in an Asset Pool and those
Investments contributed to the Asset Pool by Other Stonepeak Accounts may not perform as well as those Investments contributed by SP+ INFRA. Accordingly, the returns of SP+ INFRA in respect of Investments contributed by it may be lower than if they had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, the Fund or the Unitholders for purposes of the Fund LPA and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to SP+ INFRA or the Unitholders. See also “—Securitizations; Back Leverage; Holding Vehicles” herein.
Credit Support. SP+ INFRA may be required to make contingent funding commitments or guarantees to its portfolio companies or other vehicles or entities in or alongside which SP+ INFRA invests (including co-investment vehicles) and / or to otherwise provide other credit support arrangements as part of its investment activity. Such credit support may take the form of a recourse or non-recourse guarantee, a letter of credit or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to SP+ INFRA (including in amounts greater than SP+ INFRA’s pro rata share and that are attributable to Other Stonepeak Accounts, vehicles and / or accounts to which SP+ INFRA provides such credit support, such as co-investors), which could adversely impact the results of SP+ INFRA.
“Bad Boy” Guarantees. Certain projects may be structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called
“recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to SP+ INFRA’s investments generally may require “bad boy”
guarantees from SP+ INFRA and in the event that such a guarantee is called, SP+ INFRA’s assets could be adversely affected.
Moreover, SP+ INFRA’s “bad boy” guarantees could apply to actions of the joint venture partners associated with SP+
INFRA’s investments. While the General Partner expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to SP+ INFRA under such guarantees. SP+ INFRA may provide “bad boy” guarantees on behalf of a Parallel Fund or co-investment vehicle.
SP+ INFRA may in certain circumstances, but shall not be required to, receive a fee or other consideration for providing guarantees for the benefit of a Parallel Fund, Intermediate Entity or co-investment vehicle. Any such fees or other consideration may not be shared with such Parallel Fund, Intermediate Entity or co-investment vehicle.
Preferred Financing; Margin Loans. In addition to secured financing arrangements, although not expected, SP+ INFRA may in the future employ preferred financing arrangements or margin loans with respect to some or all of the investments of
SP+ INFRA. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to SP+ INFRA. Such arrangements could be employed to provide for additional capital for investments by SP+ INFRA. These arrangements could result in SP+
INFRA receiving a lower overall return of distributions than it would otherwise have received if, for example, an investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in investments that do not perform as well as the original investments that were subject to the financing arrangement. Such secured financing arrangements will not be subject to the limitations on borrowings set forth in the Fund LPA.
In general, the use of short-term margin borrowings results in certain additional risks to SP+ INFRA. For example, should the securities pledged to brokers to secure SP+ INFRA’s margin accounts decline in value, SP+ INFRA could be subject to a
“margin call,” pursuant to which SP+ INFRA must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of SP+ INFRA’s assets, SP+ INFRA might not be able to liquidate assets quickly enough to satisfy its margin requirements, or may be required to sell assets at such reduced values.
SP+ INFRA may be subject to margin calls in connection with its derivative transactions that are subject to variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and the fact that the margin models might be changed at any time could subject to SP+ INFRA to an unexpected increase in collateral obligations to clearinghouses during a volatile market environment, which could have a detrimental effect on SP+ INFRA. Clearinghouses may also limit collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require SP+ INFRA to borrow eligible securities from a dealer to meet margin calls and would raise the costs of cleared trades to SP+ INFRA.
To the extent a margin loan or other asset backed facility is entered into on behalf of both SP+ INFRA and a co-investment vehicle on a cross-collateralized basis, in the event of a margin call, SP+ INFRA and such co-investment vehicle will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan or other facility. Because co-investment vehicles frequently have limited or no remaining unused capital commitments, co-
investors may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors decline to do so, SP+ INFRA is expected to be liable for such amounts.
Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on investments, and SP+ INFRA’s exposure to further decreases in value of the related investment may be higher as a result.
Equity Commitment Arrangements. SP+ INFRA will, from time to time, enter into equity commitment arrangements whereby, subject to any applicable documentation, it agrees that upon the closing of a transaction with respect to a potential portfolio company, it will purchase securities in a transaction. Furthermore, in certain instances SP+ INFRA will also enter into
(a) limited guarantee arrangements whereby, subject to any applicable documentation, it agrees that if a transaction with respect to a potential portfolio company is not consummated under certain circumstances, it will pay a percentage of the total value of the transaction as a “reverse termination fee” to the seller entity and / or otherwise be liable for damages and other amounts to the seller entity and / or (b) full guarantee arrangements where SP+ INFRA agrees to close a transaction, which may include circumstances in which the debt financing for such transaction is not available or has not been funded. While any co-investment vehicle with investments contractually consummated and tied to SP+ INFRA will generally be obligated to pay its proportionate share of the purchase price or damages or other amounts, such co-investment vehicle is generally not a direct party to the commitment arrangements or limited guarantees. Therefore, in the unlikely event that such a co-investment vehicle defaults on paying such an obligation, SP+ INFRA would be held legally responsible for the entire purchase price or damages or other amounts, or obligations, as applicable. Furthermore, if the parties to the co-investment vehicle are not contractually bound to the transaction, or in the event the parties to the co-investment vehicle are contractually bound to the transaction, if
Stonepeak determines there is a good faith basis for the co-investor not to bear such fees or expenses, then they will generally not bear any portion of the reverse termination fee or any other fees or expenses relating to the non-consummation of the transaction (in which case such reverse termination fees or other fees and expenses will be borne by SP+ INFRA).
FX AND HEDGING
Foreign Currency and Exchange Rate Risks. SP+ INFRA’s assets generally are and will be denominated in the currency of the jurisdiction in which the assets are located. Consequently, the return realized on any Investment by investors whose functional currency is not the currency of the jurisdiction in which the assets are located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations in such jurisdiction, in addition to the performance of the Investment itself. Moreover, SP+ INFRA will incur costs when converting one currency into another.
The value of an Investment may fall substantially as a result of fluctuations in the currency of the country in which the
Investment is made as against the value of the U.S. Dollar. The General Partner may in certain circumstances (but is not obliged
to) attempt to manage currency exposures using hedging techniques where available and appropriate. To the extent that the
General Partner hedges currency risks, SP+ INFRA is expected to incur costs related to such currency hedging arrangements.
There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged or that any executed hedging will improve the performance of any investment. In addition, SP+ INFRA or its portfolio companies can in certain cases be expected to borrow for the purposes of acquiring or funding the operation of one or more assets in the currency of a jurisdiction other than the jurisdiction(s) in which such assets are located. Consequently, movements in currency exchange rates, costs of conversion and exchange control regulations may adversely affect the returns realized on such Investments and the ability of SP+ INFRA or its portfolio entities to repay such borrowings.
U.S. Dollar Denomination of Units. Fund Units are denominated in U.S. dollars. Investors subscribing for the Units in any country in which U.S. dollars are not the local currency should note that changes in the rate of exchange between U.S.
dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to Investments in foreign currencies in certain jurisdictions. The fees, costs and expenses incurred by Unitholders in converting their local currency to U.S. dollars (if applicable) in order to meet their capital contribution obligations will be borne solely by such Unitholder and will be in addition to the amounts required by such capital contributions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.
Hedging Policies / Risks. SP+ INFRA may utilize a wide variety of derivative financial instruments for risk management purposes. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses), whether at the SP+
INFRA level or investment vehicle level, will be borne by SP+ INFRA, including costs incurred in connection with deals that fail to be consummated. There can be no assurance that any hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks or where the Investment Advisor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to SP+ INFRA. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for SP+ INFRA than if it had not engaged in any such transaction, and the General Partner and / or the Investment Advisor may not be able to effectively hedge against or adequately anticipate or choose not to hedge or mitigate certain risks that may adversely affect SP+ INFRA’s investment portfolio. In addition, SP+ INFRA’s investment portfolio may be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange rules. Recently, counterparties to derivative contracts have sought assurances that the special purpose or other vehicle executing the derivative contract has recourse to SP+ INFRA and its remaining unused capital, which recourse liability can create significant additional risk to SP+ INFRA, the Unitholders and its other Investments. Derivative contracts entered into by SP+ INFRA also have cross-default and / or cross-acceleration provisions such that a default under SP+ INFRA’s subscription credit facility would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on SP+ INFRA. SP+
INFRA will utilize derivatives and other hedging transactions only for those positions determined by the General Partner in its sole discretion.
SP+ INFRA may, and the Lux Fund will likely, in the future determine to establish individual Classes, sub-Classes or tracking interests denominated in different currencies for the purpose of engaging in currency hedging. In relation to currency hedging undertaken, if any, in the interest of a hedged Class, sub-Class or interest, note that such Class, sub-Class or interest does not constitute a separate portfolio of assets and liabilities. Accordingly, while gains and losses on any such hedging transactions and the expenses of the hedging program could be allocated to the hedged Class, sub-Class or interests only, SP+
INFRA as a whole (including the non-hedged Classes, sub-Classes or interests), could be liable for obligations in connection with the currency hedges in favor of a specific Class, sub-Class or interests. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by SP+ INFRA as a whole and not any specific Class, sub-
Class or interests. To the extent any such financing facility or guarantee is entered into on a joint and several or cross-

collateralized basis with the Lux Fund, SP+ INFRA as a whole and not any specific Class, sub-Class or interests could be liable for obligations in connection with currency hedges in favor of the Lux Fund or any specific Class, sub-Class or interests thereof.
Short Sales. SP+ INFRA may sell securities short. Short selling is the practice of selling securities that are not owned by the seller, generally when the seller anticipates a decline in the price of the securities or for hedging purposes. Selling securities short runs the risk of losing an amount greater than the amount invested. Short selling is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A short sale may result in a sudden and substantial loss if, for example, an acquisition proposal is made for the subject company at a substantial premium over market price. In addition, the supply of securities which can be borrowed fluctuates from time to time. SP+ INFRA may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if SP+ INFRA is otherwise unable to borrow securities which are necessary to cover its positions.
European Union Securities Financing Transactions Regulation. The European Union Securities Financing
Transaction Regulation (Regulation (E.U.) No. 2015/2365 (“SFTR”)) introduced certain reporting obligations in relation to securities financing transactions (“SFTs”) and total return swaps (“TRSs”) entered into by collective investment undertakings.
The SFTR has been retained and transposed within the national law of the U.K. by virtue of the European Union (Withdrawal)
Act 2018. Pursuant to the SFTR, SFTs include a variety of secured transactions that have similar economic effects such as trading on margin, lending or borrowing securities and commodities, repurchase or reverse repurchase transactions and buy-sell back or sell-buy back transactions, including collateral and liquidity swaps. TRSs, on the other hand, include a variety of transactions whereby one party to the transaction transfers the total economic performance (including income from interest and fees, gains and losses from price movements and credit losses) of a reference obligation, asset or index to the other counterparty, against the obligation to make fixed or floating payments. Generally speaking, SFTs and TRSs may be entered into for the purpose of efficient portfolio management as well as for speculative purposes, including for hedging, gaining exposure to certain markets or instruments, or reducing portfolio expenses. However, as the use of SFTs and TRSs can increase the general risk profile of collective investment undertakings including SP+ INFRA and, more generally, undermine confidence in counterparties and magnify risks to financial stability, the SFTR requires certain disclosures to be made to investors.
DIVERSIFICATION
Risk of Limited Number of Investments. SP+ INFRA may participate in a limited number of investments at any given time and its portfolio may be highly concentrated in a small number of relatively large positions as a result (particularly in the first years of SP+ INFRA’s life). As a consequence, the aggregate return of SP+ INFRA may be substantially adversely affected by the unfavorable performance of even a single Investment. If certain Investments perform unfavorably, it may materially and adversely affect overall fund returns. Moreover, since not all of SP+ INFRA’s investments can reasonably be expected to perform well or even return capital, for SP+ INFRA to achieve above-average returns, one or a few of its investments must perform very well. There can be no assurance that this will be the case. Investors have no assurance as to the degree of diversification of SP+ INFRA’s Investments, including as to geographic region, industry or asset type or security. Furthermore, although SP+ INFRA could make an acquisition with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndication may not be completed, which could result in SP+ INFRA investing a larger percentage of capital in a single Investment than desired and could result in lower overall returns. No remedial action will be required if such restriction is exceeded for any reason other than the acquisition of a new Investment (including the exercise of rights attached to the Investment).
To the extent SP+ INFRA concentrates Investments in a particular issuer, asset type, sector, industry, security or geographic region, its Investments will become more susceptible to fluctuations in value resulting from adverse economic, political, regulatory, technological, industry or business conditions with respect thereto. Certain geographic regions and / or industries in which SP+ INFRA may more heavily invest may be more adversely affected from economic pressures when compared to other geographic regions and / or industries. As a consequence, the aggregate returns of SP+ INFRA may be adversely affected by the unfavorable performance of one or a limited number of Investments. Moreover, there are no assurances that any or all of SP+ INFRA’s Investments will perform well or avoid loss, and if certain investments perform unfavorably, for SP+ INFRA to achieve above average returns, one or a few of its Investments must perform very well. There are no assurances that this will be the case.
INVESTMENTS IN THIRD-PARTY FUND MANAGERS AND/OR THIRD-PARTY POOLED INVESTMENT
VEHICLES
Minority and Non-Control Investments in Third Party Fund Managers and Third-Party Investment Vehicles;
Dependence on Third-Party Fund Managers. SP+ INFRA is permitted to invest in minority, non-controlling, equity, equity-
related and/or revenue interests in Third-Party Fund Managers and make passive investments in Third-Party Pooled Investment
Vehicles. SP+ INFRA will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party

Fund Managers (unless such Third-Party Pooled Investment Vehicle invests into Stonepeak and holds no other investments).
The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day operations of the business and will generally retain a majority stake in such business.
In holding such non-controlling interests, SP+ INFRA will also have a limited ability to create or take advantage of exit opportunities. The inability to control the timing of the making, restructuring, refinancing and exiting of Investments may adversely affect performance. The timing and extent to which SP+ INFRA realizes proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of
Third-Party Fund Managers. The management of Third-Party Fund Managers may make business, financial or management decisions with which the General Partner does not agree or such management may take risks or otherwise act in a manner that does not serve SP+ INFRA’s interests. The returns of investments in such Third-Party Fund Managers and/or Third-Party
Pooled Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund
Managers. The performance of a Third-Party Fund Manager may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.
Misconduct and Regulatory Non-Compliance and Fund Reputation; Bad Acts of Third-Party Fund Managers,
Employees, Portfolio Companies or Service Providers. Investments in Third-Party Fund Managers may expose Stonepeak to public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to SP+ INFRA and
Stonepeak. Alternative investment managers operate in a highly regulated environment, and SP+ INFRA may have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-
Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the General Partner to protect SP+ INFRA from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.
While the General Partner expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.
Attractiveness to Third-Party Fund Managers of an Investment by SP+ INFRA. The structure and investment objective of SP+ INFRA may impair its ability to complete Investments. Among the realization and monetization strategies that may be pursued by the General Partner are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of SP+ INFRA’s interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
A prospective Third-Party Fund Manager may not be interested in an investment by SP+ INFRA if required to disclose information that might be made public as part of a liquidity event or if it may ultimately result in such Third-Party Fund
Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager may feel comfortable with SP+ INFRA being a minority owner of its business, it may not have the same view for potential transferees.
General Risks related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making investments, the General Partner will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the General Partner carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The General Partner may decide to invest in a Third-Party
Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by SP+ INFRA (and not split between SP+ INFRA and the target Third-Party Fund Manager unless specifically agreed).
Among the factors that the General Partner may consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-
Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for SP+ INFRA.

The General Partner will typically not be able to negotiate the terms of its investments in a Third-Party Pooled
Investment Vehicle, including the level of any fee offsets, and will not be responsible for, or have visibility into, determining whether Third-Party Fund Managers of such Third-Party Pooled Investment Vehicles are correctly calculating fees or fee offsets. The General Partner is expected to have limitations around the type of information it receives from Third-Party Fund
Managers and Third-Party Pooled Investment Vehicles, including because certain of this information may be considered proprietary. The lack of access to information in connection with SP+ INFRA’s evaluation of an opportunity to invest in a
Third-Party Pooled Investment Vehicle may make it more difficult for the General Partner to select and evaluate potential investments.
Third-Party Fund Managers may enter into new lines of business not anticipated by SP+ INFRA at the time it invests in such Third-Party Fund Managers. Third-Party Fund Managers may also have the ability to change their investment objectives and strategies and economic and other terms after SP+ INFRA has made its investments in such Third-Party Fund Managers or
Third-Party Pooled Investment Vehicles and such change in the investment objectives and strategies may be different from the objectives currently expected by the General Partner. SP+ INFRA and Stonepeak will likely not have the ability to prevent
Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers may negatively impact the performance of SP+ INFRA.
It is expected that Third-Party Fund Managers will implement similar leverage arrangements to SP+ INFRA with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to the
Fund’s Investments. The Third-Party Fund Managers may obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment
Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and may negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings may limit SP+ INFRA’s ability to use its interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that SP+ INFRA may bear.
A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle may make distributions to SP+ INFRA that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as
applicable). Accordingly, SP+ INFRA may set aside amounts that it could otherwise reinvest or distribute to Unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Unitholders or additional investments by SP+ INFRA. In addition, SP+ INFRA may make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of SP+ INFRA’s total capital. As a result, SP+ INFRA may need to retain distributions or take other measures (e.g., borrowing) if it does not generate sufficient cash flow from its investments to meet these commitments.
Any investment in a Third-Party Pooled Investment Vehicle is likely to be structured as a long term capital commitment. A Third-Party Pooled Investment Vehicle may, among other things, default or terminate SP+ INFRA’s interest in that Third-Party Pooled Investment Vehicle if SP+ INFRA fails to satisfy any capital call by that Third-Party Pooled Investment
Vehicle with respect to any such capital commitment, which would result in a substantial reduction in the value of such interest and other adverse consequences to SP+ INFRA (such as, but not limited to, removal of the right to vote, no participation in future investments, or reduction or forfeiture of capital accounts). Failure by Unitholders to fund capital contributions when due to SP+ INFRA would expose SP+ INFRA to this risk of default and other adverse consequences (and it is therefore essential that Unitholders fund capital contributions when due with respect to SP+ INFRA). SP+ INFRA will be required to fund capital calls with respect to any capital commitment to a Third-Party Pooled Investment Vehicle even where the performance of the applicable Third-Party Pooled Investment Vehicle has not met the General Partner’s expectations.
Third-Party Fund Managers and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. The Third-Party Fund Managers’ activities will not be coordinated with each other. From time to time a Third-Party Fund Manager of a Third-Party Pooled Investment Vehicle
may buy or sell securities for the benefit of one or more other vehicles or accounts at the same time that such Third-Party Fund
Manager buys or sells those same securities with respect to vehicles in which SP+ INFRA invests. Different Third-Party Fund
Managers may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by SP+ INFRA to the extent of its investment in the relevant Third-Party
Pooled Investment Vehicle to the extent such investments were adversely impacted by the uncoordinated actions.
INVESTMENTS IN AND ALONGSIDE OTHER STONEPEAK ACCOUNTS GENERALLY
SP+ INFRA has invested and will continue to invest a meaningful portion of its capital in and / or alongside Other
Stonepeak Accounts. The overall success of SP+ INFRA depends not only on the ability of SP+ INFRA to effectively allocate its capital among the Other Stonepeak Accounts and Direct Investments but also Stonepeak’s ability to make successful investments in the applicable Other Stonepeak Accounts in and alongside which SP+ INFRA invests. Accordingly, SP+ INFRA will be highly dependent upon the expertise and abilities of Stonepeak and its personnel, who have investment discretion over
SP+ INFRA’s assets and deploy capital within the various Other Stonepeak Accounts in and alongside which SP+ INFRA invests.
The level of risk associated with SP+ INFRA’s investments varies depending in part on the particular investment strategies utilized by Stonepeak with respect to the applicable Other Stonepeak Accounts in and alongside which SP+ INFRA invests. Each of the risks and conflicts set forth herein may or may not relate to any particular Other Stonepeak Account.
Potential investors in SP+ INFRA should carefully consider the risks associated with SP+ INFRA’s investment strategy and those of the Other Stonepeak Accounts prior to investing.
•No Management or Control of Other Stonepeak Accounts. In instances where SP+ INFRA invests in an Other
Stonepeak Account, SP+ INFRA will be a passive investor, and will have no management authority or governance rights with respect to any investments made by such Other Stonepeak Account. As described above under
“Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles,” SP+ INFRA will be relying on the management skill of Stonepeak as sponsor and / or adviser of the respective Other Stonepeak Accounts alongside which, or in which, SP+ INFRA invests. In addition, the management, financing, investing and disposition practices or policies of each Other Stonepeak Account (and thus SP+ INFRA) generally will be determined by
Stonepeak and will not require the consent of the investors of either such Other Stonepeak Accounts or SP+ INFRA.
Any changes in such practices or policies could be detrimental to the value of SP+ INFRA’s investment and could cause the interests of SP+ INFRA, on the one hand, and those of Stonepeak or the Unitholders of the Other Stonepeak
Accounts, on the other hand, to diverge. In addition, since in many instances the structure and terms of an Investment will be primarily negotiated by the investment team of the Other Stonepeak Accounts alongside which, or in which,
SP+ INFRA will also invest, the terms and structure of such Investment may not necessarily take fully into account (or take into account at all) the interests of SP+ INFRA or its Unitholders (including as it relates to any tax structuring by the applicable Other Stonepeak Accounts).
•Concentration of Investments alongside Other Stonepeak Accounts. It is expected that a meaningful portion of SP+
INFRA’s capital will be invested alongside one or more Other Stonepeak Accounts. Accordingly, SP+ INFRA’s investments may be concentrated in the limited universe of a particular strategy (or strategies), meaning that the performance of one or more of the Other Stonepeak Accounts, or more specifically a particular strategy or even investment, may substantially impact, potentially negatively, the return of SP+ INFRA’s investments as a whole.
Furthermore, positive performance of one Other Stonepeak Account in which SP+ INFRA is invested may be offset by negative performance of any Other Stonepeak Account or any Direct Investment in which SP+ INFRA is invested.
Lastly, while it is anticipated that SP+ INFRA will target investments among one or more of the Other Stonepeak
Accounts described in this Annual Report, there can be no assurances that SP+ INFRA will have exposure to any particular Other Stonepeak Account, or conversely, that all such Other Stonepeak Accounts in which SP+ INFRA may invest are identified herein.
•Differences Between Investing in SP+ INFRA and in Other Stonepeak Accounts. By investing directly as a
Unitholder in SP+ INFRA, with respect to Investments in or alongside Other Stonepeak Accounts, the rights and benefits of each investor will differ from the rights and benefits of those investors that have invested directly in Other
Stonepeak Accounts with respect to which SP+ INFRA invests in or alongside. Such differences and risks associated with such differences include, without limitation, the following:
◦Timing of Capital Contributions. The investors in Other Stonepeak Accounts generally make capital commitments that are funded by those investors over time, as those Other Stonepeak Accounts identify investment opportunities. Such Other Stonepeak Accounts may also generally use subscription lines of credit to further delay the obligation of investors to contribute capital to such Other Stonepeak Accounts at the time investments are made. In contrast, Unitholders are required to fully fund their subscriptions at the time of investment, thus potentially reducing the rates of returns experienced by the Unitholders compared to the rates of returns of the investors of such Other Stonepeak Accounts.
◦Voting. The Unitholders have very limited voting rights generally in respect of the Fund where limited partners in the Other Stonepeak Accounts generally have voting rights typical of private fund investors, including in respect of approving amendments, removing the general partner and/or liquidating the Other
Stonepeak Accounts before the end of their terms. The Unitholders will generally have no right to vote on matters presented to the limited partners of the Other Stonepeak Accounts, even where such matters may impact the Fund (as a result of shared investments between the Fund and Other Stonepeak Accounts or otherwise).
◦Privity. The Unitholders will not be limited partners of any Other Stonepeak Accounts in which SP+ INFRA invests (by virtue of the Unitholder’s investment in SP+ INFRA), and as such, the Unitholders will not be parties to any Other Stonepeak Account’s governing agreements and, accordingly, will not have any direct or indirect rights thereunder and therefore will have no recourse against any Other Stonepeak Account, such
Other Stonepeak Account’s related vehicles, the general partner and / or investment advisor of any Other
Stonepeak Account or any of its Affiliates (other than the General Partner, the Investment Advisor and SP+
INFRA). The offering of Units in SP+ INFRA does not constitute, and should not be considered, an offering of interests in any Other Stonepeak Account. Moreover, SP+ INFRA has no right to participate in the control, management or operations of any Other Stonepeak Account. No Other Stonepeak Account or the general partner and / or investment advisor of any Other Stonepeak Account has participated or will participate in the offering of Units, and none of the foregoing has or will have any responsibility for such offering. No Other
Stonepeak Account or the general partner and / or investment advisor of any Other Stonepeak Account has endorsed, and none of them is or will be responsible for the preparation or contents of, and none has passed upon or made any representation with respect to the adequacy or sufficiency of, the disclosure contained herein. In addition, the General Partner and/or the Investment Advisor may offer co-investments to Other
Stonepeak Accounts and their respective investors. To the extent investors in any Other Stonepeak Accounts do not bear management fee and/or carried interest and such Other Stonepeak Account does not bear all of the expenses borne by the Fund in developing, consummating and maintaining an investment, investors of such
Other Stonepeak Account that participates in co-investments will achieve a better return than Unitholders who do not participate in co-investments, depending on how the co-investments perform.
◦Investment Participation and Performance. SP+ INFRA is expected to participate alongside multiple Other
Stonepeak Accounts and may also make certain investments where no Other Stonepeak Account is investing.
As a result, an investment in the Fund should not be expected to result in a portfolio exposure that is exactly parallel to that of any Other Stonepeak Account. Additionally, the extent of the Fund’s investments alongside any Other Stonepeak Accounts may be limited to a subset of investment opportunities that meets the investment parameters described in “Part I. Item 1. Business–Allocation of Investment Opportunities”. As a
result, SP+ INFRA may not be allocated the opportunity to participate in certain investments made by Other
Stonepeak Accounts, including where SP+ INFRA may otherwise have participated in such investment.
Additionally, the Fund may participate in follow-on investment opportunities in respect of portfolio companies of Other Stonepeak Accounts even where such Other Stonepeak Accounts are not themselves participating in such follow-on investment. Furthermore, even to the extent the Fund is allocated an investment opportunity, it may at times be unable to participate in such investment opportunity due to capital constraints, portfolio construction considerations, or other considerations deemed relevant by Stonepeak. Any allocation of all or a portion of a potential follow-on investment opportunity to one or more Other Stonepeak
Accounts may have a substantial negative impact on a portfolio company in need of such an investment, may result in missed opportunities for SP+ INFRA, or may result in dilution of SP+ INFRA’s investment as other investors provide the needed capital. For more information on how follow-on investment opportunities are allocated and some of the potential conflicts of interest present in them, please refer to the discussion in “—
Allocation of Investment Opportunities”. Conversely, to the extent that an Other Stonepeak Account is unable to participate in an investment opportunity allocated to it as a result of such considerations, more of such investment opportunity may be allocated to SP+ INFRA. Any of the foregoing situations will result in SP+
INFRA investing disproportionately more or less in a given investment opportunity than Other Stonepeak
Accounts and, than the amount it might otherwise have invested. As a result of all of the foregoing (and different fee and performance allocations, as described elsewhere), the performance of SP+ INFRA is not expected to align with the performance of any Other Stonepeak Account.
◦Reporting. The investors in Other Stonepeak Accounts generally will receive periodic reporting which includes investment by investment performance and, in some cases, commentary on recent developments at particular portfolio companies, among other things. Even if such companies are also portfolio companies of
SP+ INFRA, this information is, in most cases, not expected to be shared with Unitholders of SP+ INFRA. In addition, representatives of investors in Other Stonepeak Accounts that serve as members of such Other
Stonepeak Account’s limited partner advisory committees may receive detailed information concerning various aspects of the activities of the Other Stonepeak Accounts in connection with the performance of their responsibilities. Therefore, investors in Other Stonepeak Accounts or their representatives on an Other
Stonepeak Account’s limited partner advisory committee may receive additional or more detailed reporting regarding the portfolio companies in which SP+ INFRA has invested.
•Overlapping Mandates of Other Stonepeak Accounts. Other Stonepeak Accounts are expected to look at investment opportunities that meet the investment objectives of SP+ INFRA (which is made more likely by SP+ INFRA’s broad investment mandate). Where an Other Stonepeak Account has an overlapping investment mandate to SP+ INFRA then any allocation is to be made between SP+ INFRA and such Other Stonepeak Account on a basis that Stonepeak believes in good faith to be fair and reasonable and consistent with Stonepeak’s allocation policy (which will be updated from time to time). Please see “—Allocation of Investment Opportunities” for additional information.

Oftentimes when there is the potential to allocate an opportunity to SP+ INFRA or an Other Stonepeak Account, the dispute may be resolved in favor of such Other Stonepeak Account. For the avoidance of doubt, SP+ INFRA will not have any “first look,” exclusivity or priority allocation to any type of investment. Accordingly, all potential
Unitholders acknowledge and agree that the lack of any allocation mandate for this vehicle may have a negative impact on the potential investment opportunities that SP+ INFRA is presented with and ultimately consummates.
SECONDARY INVESTMENTS
No Established Market for Secondary Investments; Limited Opportunities. There is no established market for
Secondary Investments and no liquid market is expected to develop for Secondary Investments. Moreover, the market for
Secondary Investments has been evolving and is likely to continue to evolve. SP+ INFRA will acquire an interest in an Other
Stonepeak Account, and SP+ INFRA may acquire additional interests in Third-Party Pooled Investment Vehicles and Other
Stonepeak Accounts from existing investors in such vehicles (although SP+ INFRA may from time to time acquire interests in such vehicles from the issuers of such investments) and dispose of such interests, in each case, on an opportunistic basis. SP+
INFRA may also target purchases of portfolios of interests in Third-Party Pooled Investment Vehicles from institutional and other investors, who may be less motivated to sell interests in Third-Party Pooled Investment Vehicles during periods when the performance of such funds is perceived to be improving. There can be no assurance that SP+ INFRA will be able to identify sufficient Secondary Investment opportunities or that it will be able to acquire sufficient Secondary Investments on attractive terms. Equally, there can be no assurance that SP+ INFRA will be able to realize any Secondary Investment at a price that reflects what the General Partner believes to be its market value.
Importance of Valuation and Acquisition Terms. The performance of SP+ INFRA’s Investments in Secondary
Investments will depend in large part on the acquisition price paid by SP+ INFRA for such investments and on the structure of the acquisitions. Although the acquisition price of SP+ INFRA’s Secondary Investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values most recently reported by the underlying funds (which may be based on interim unaudited financial statements) and other available information. The underlying funds are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations may not be indicative of current or ultimate realizable values. Moreover, there is no established market for Secondary Investments or for the privately held portfolio companies in which the Third-Party Pooled
Investment Vehicles or Other Stonepeak Accounts may own securities, and there may not be any comparable companies for which public market valuations exist. As a result, the valuation of Secondary Investments may be based on imperfect information and is subject to inherent uncertainties. Generally, SP+ INFRA expects to hold its Secondary Investments on a long-term basis. As a result, the performance of SP+ INFRA will be adversely affected in the event that the valuations assumed by the General Partner in the course of negotiating acquisitions of investments prove to have been too high.
CYBER SECURITY, DATA PRIVACY AND OPERATIONAL RISKS
Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering
Attempts. Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts
(including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Attacks on Stonepeak’s systems could involve attempts intended to obtain unauthorized access to
Stonepeak’s, SP+ INFRA’s or Other Stonepeak Accounts’ proprietary information, destroy data or disable, degrade or sabotage
Stonepeak’s systems or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing”
attempts and other forms of social engineering. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees.
Stonepeak, SP+ INFRA, SP+ INFRA’s portfolio companies, their service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. Cyberattacks could also be employed against SP+ INFRA’s and/or
Stonepeak’s various stakeholders or other third parties, including by impersonating SP+ INFRA, Stonepeak, or their employees, which could cause similar security impacts to SP+ INFRA’s and/or Stonepeak’s stakeholders and other third parties and materially and adversely impact Stonepeak, SP+ INFRA, or Other Stonepeak Accounts. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Stonepeak, SP+
INFRA, the Unitholders and SP+ INFRA’s portfolio companies. For example, the information and technology systems of
Stonepeak, SP+ INFRA, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses and other malicious code, ransomware attacks, network failures, computer and digital infrastructure failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes, wars and terrorist attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Stonepeak’s, SP+ INFRA’s, SP+
INFRA’s portfolio companies’ or their respective service providers’ systems to disclose sensitive information in order to gain access to Stonepeak’s, SP+ INFRA’s, or SP+ INFRA’s portfolio companies’ data or that of the Unitholders. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to digital infrastructure, pipelines and other infrastructure assets. The U.S. federal government has issued public warnings that indicate that infrastructure assets may be specific targets of “cyber sabotage” events, which illustrates the particularly heightened risk for Stonepeak, SP+ INFRA and its portfolio companies from such events.
If unauthorized parties gain access to any information and technology systems of Stonepeak, SP+ INFRA, SP+
INFRA’s portfolio companies or certain of their service providers, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to Unitholders (and their beneficial owners) and material non-public information. Although Stonepeak has implemented, and its portfolio companies and their service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Stonepeak does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Stonepeak, SP+ INFRA and /
or a portfolio company, each of whom could be negatively impacted as a result. In addition, Stonepeak could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which it relies. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. Stonepeak, SP+ INFRA and / or a portfolio company may have to make a significant investment to fix or replace them. The failure of these systems and / or of disaster recovery plans for any reason could cause significant interruptions in Stonepeak’s, SP+ INFRA’s and / or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners), material non-public information in possession of and the intellectual property and trade secrets and other sensitive information in the possession of Stonepeak and / or portfolio companies. Stonepeak, SP+ INFRA and / or a portfolio company could be required to make a significant investment to remedy the effects of any such failure, harm to their reputations, legal claims that they and their respective Affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy or other laws, adverse publicity, other events that may affect their business and financial performance. See also “—
Availability of Insurance Against Certain Catastrophic Losses” herein.
SP+ INFRA and its portfolio companies cannot make any prediction of specific scenarios with respect to any pandemics, and risk management and contingency plans SP+ INFRA and its portfolio companies have implemented may not adequately protect their respective businesses from such events. An extended period of remote work arrangements could strain
SP+ INFRA’s or its portfolio companies’ business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair SP+ INFRA’s or the portfolio companies’ ability to manage their respective businesses. The business operations of SP+ INFRA and its portfolio companies could be significantly disrupted if their critical workforce, key vendors, third-party suppliers or counterparties with whom SP+ INFRA or its portfolio companies, as applicable, transact are unable to work effectively, including because of illness, quarantines, government actions in response to pandemics, disruptions in access to remote working capabilities, including as a result of internet service outages, or other reasons. SP+ INFRA and its portfolio companies may outsource certain critical business activities to third parties. As a result, SP+ INFRA and its portfolio companies may rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. Successful implementation and execution of business continuity strategies by these third parties are largely outside SP+ INFRA’s and the portfolio companies’ control. If one or more of the third parties to whom SP+ INFRA or its portfolio companies outsource certain critical business activities experience operational failures as a result of the impacts from the spread of a pandemic, or claim that they cannot perform due to a force majeure event, it could cause a material adverse effect on the business, financial condition, results of operations and cash flows of SP+ INFRA and its portfolio companies.
Data Privacy and Cybersecurity Legal Considerations. Regulations related to privacy, data protection, electronic communications and information security could increase costs, and a failure to comply could result in fines, sanctions or other penalties which could materially and adversely affect the results or operations of an investment, a portfolio company or a
Stonepeak entity (including the General Partner, the Investment Advisor or SP+ INFRA). Such regulations might include, without limitation, the European Union General Data Protection Regulation (“E.U. GDPR”), the United Kingdom General Data
Protection Regulation (“U.K. GDPR”), the Singapore Personal Data Protection Act, the Hong Kong Personal Data (Privacy)
Ordinance, the Cayman Islands Data Protection Act, the U.S. Gramm-Leach-Bliley Act and regulations implemented thereunder by the SEC (Regulation S-P) and the Consumer Financial Protection Bureau, Section 5 of the U.S. Federal Trade
Commission Act governing unfair or deceptive acts or practices in or affecting commerce, and emerging U.S. state privacy laws in California, Colorado and Virginia. These and other privacy laws can impose stringent and far-reaching technical, organizational and operational requirements for covered businesses, including with respect to the collection, storage, handling,

safeguarding and cross-border transfer of personal information, as well as create certain privacy rights for individuals. For example, the E.U. GDPR and U.K. GDPR require, amongst other things: personal data to be processed in a fair and transparent manner; personal data to be collected for specified and legitimate purposes and limited to what is adequate or necessary in relation to such purposes; controllers of personal data to be able to respond in a timely manner to the rights of data subjects
(including, amongst other things and subject to certain conditions, rights of access to, correction of, erasure of, transfer of and restriction of personal data). Also, under these privacy laws and additional breach notification laws, certain security breaches involving personal information or personal data may have to be notified to appropriate regulators and / or impacted individuals.
Certain violations of privacy laws may result in significant administrative fines, for example, under the E.U. GDPR, fines of up to 20,000,000 Euro, or in the case of an undertaking, up to four percent of the total worldwide annual turnover of the preceding financial year, whichever is higher. Any failure to comply with applicable privacy and data protection related obligations may therefore result in significant liability, which could have an adverse effect on investors in SP+ INFRA. The costs of compliance with, and other burdens imposed by applicable data protection and privacy laws will be borne (whether directly or indirectly) by SP+ INFRA and may, therefore, affect any returns that would otherwise be available to investors in
SP+ INFRA.
Further international legislative evolution in the field of privacy and data protection and wider digital laws is expected, which may further increase monitoring and compliance costs and have an adverse impact on SP+ INFRA. Additionally, there has recently been further divergence in data protection laws between the U.K. and EEA, as the U.K. has enacted amendments to the U.K. GDPR via the Data (Use and Access) Act, including to bring the maximum fine threshold for infringement of certain requirements relating to direct marketing and the use of cookies in line with the UK GDPR threshold, as well as introducing new data sharing frameworks. In addition, on November 19, 2025, the EU published a proposal to make certain simplifications to the GDPR and other data, privacy and cybersecurity related laws, including the ePrivacy Directive and EU AI Act. This creates a greater dual regulatory compliance burden on organizations that are subject to both regimes. The U.K. and EEA are also considering or have enacted a variety of other laws and regulations relating to data and other digital issues such as the NIS
2 Directive (EEA), the Digital Operational Resilience Act (EEA), the Data Act (EEA), Financial Data Access Regulation
(EEA), and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—Artificial Intelligence
Developments” herein), which could have a material impact on SP+ INFRA and the operations of its portfolio companies.
Stonepeak cannot predict how these and other data protection and digital laws may develop, or how they will be applied or interpreted by regulators and courts, and it may result in the business practices of Stonepeak, a portfolio company and their respective service providers and / or affiliates changing in a manner which adversely affects SP+ INFRA. Further, the costs of monitoring to and responding to such developments may require the dedication of substantial time and financial resources which may also increase over time, which could affect returns that would otherwise be available to investors.
Prospective Unitholders should note that it is expected that they will provide personal data (which may include special categories of personal information data to the E.U. GDPR and the U.K. GDPR), as part of their subscription to SP+ INFRA and in their interactions with SP+ INFRA, its Affiliates, and / or delegates. SP+ INFRA has prepared a Fund Privacy Notice that is contained within the Subscription Agreement. Before subscribing to SP+ INFRA, all Unitholders and prospective Unitholders are encouraged to carefully review the Fund Privacy Notice, which includes detailed information regarding how this personal information is processed.
Artificial Intelligence Developments. In the current period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect Stonepeak, SP+ INFRA and its portfolio companies and their respective affiliates and / or service providers or alter the market practices SP+ INFRA’s strategy has been designed to function within and on which SP+ INFRA’s strategy depends for investment return. Moreover, given the pace of innovation in recent years, such technological innovation may adversely impact Stonepeak, SP+ INFRA and its portfolio companies in a manner that may not have been foreseen, or foreseeable, at the time SP+ INFRA made its investment. For example, ongoing technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence based on larger language models such as ChatGPT and DeepSeek (collectively, “AI Technologies”), pose risks to
Stonepeak, SP+ INFRA and its portfolio companies. Any of these technological innovations could damage SP+ INFRA’s portfolio companies, significantly disrupt the business models, investment strategies, operational processes and markets in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Technological evolution, changes in user preferences, societal views toward AI
Technologies and potential laws and rules by various governments and regulatory authorities that regulate, impose restrictions on, and / or prohibit certain uses of AI could impact the demand for these investments and their returns. If these factors reduce or delay the use of or demand for AI Technologies, this could negatively affect SP+ INFRA’s Investments or contemplated investments in global data centers.
AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate, nor does
Stonepeak expect to be involved in the collection of such data or development of such algorithms in the ordinary course.
Moreover, with the use of AI Technologies, there can be a lack of transparency of how inputs are converted to outputs and

Stonepeak in no way will be able to verify this process and its accuracy. Accuracy of such inputs and the resulting impact on the modeling of AI Technologies cannot always be verified and could result in risk of diminished quality control or false or misleading information, including coding that may be used by Stonepeak, SP+ INFRA, its portfolio companies or a third-party.
Further, inherent conscious or subconscious bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputation. It is possible that data in such models contains a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would potentially degrade the effectiveness of AI Technologies and could adversely impact
Stonepeak, SP+ INFRA and its portfolio companies and their respective service providers and/or affiliates and investments to the extent they rely on the work product of such AI Technologies. At the same time, to the extent utilized by Stonepeak, any interruption of access to or use of AI Technologies could impede the ability of Stonepeak, SP+ INFRA and its portfolio companies to generate information and analysis that could be beneficial to them and their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services (including other AI Technologies), particularly as AI Technologies improve. This could also have an adverse impact on Stonepeak, SP+ INFRA and its portfolio companies.
AI Technologies could also be misused or misappropriated by third-parties and / or employees of Stonepeak. For example, there is a risk that a user may input confidential information, including material non-public into AI Technologies applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party AI
Technologies applications and users. Moreover, Stonepeak will not necessarily be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided, even where it has sought contractual protection against such use. Further, the use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train
AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. The use of AI
Technologies, including potential inadvertent disclosure of confidential Stonepeak information, could also lead to legal and regulatory investigations and enforcement actions. AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. For more information on risks relating to information security, see also “—Cyber Security Breaches, Identity Theft, Denial of Service
Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Stonepeak continues to review its internal practices, including its general policies as well as specific guidelines and controls governing use of AI Technologies by its personnel, including in connection with Stonepeak’s investment activities, and such internal practices will be periodically evaluated and adjusted as AI Technologies continue to advance. Stonepeak currently permits its personnel to use AI (subject to human oversight and review) for certain processes including conducting broad research and analysis of investment themes, sectors, or companies. It is expected that some Stonepeak personnel will utilize AI
Technologies for such purposes when researching and assessing SP+ INFRA’s potential and / or actual investments. Stonepeak also prohibits its personnel from certain uses of AI Technologies. Notwithstanding any preventative guidelines or policies that exist now or may be developed in the future and that aim to restrict or govern the use of AI Technologies, it is possible that SP+
INFRA’s portfolio companies and / or other entities or persons connected to Stonepeak and / or SP+ INFRA, could utilize AI
Technologies in contravention of such policies or otherwise misuse AI Technologies. While Stonepeak’s use of AI
Technologies to assist with certain aspects of its investment processes could help enhance the quality of SP+ INFRA’s investments and / or its performance, it also poses certain risks. These risks include that the outputs generated by AI
Technologies contain errors, and could pose conflicts of interests if particular technology used favors (even subconsciously or inadvertently) Stonepeak’s interests over the interests of SP+ INFRA and / or Stonepeak has an economic incentive to use AI
Technologies to reduce its overhead expenses notwithstanding actual or potential limitations on the reliability of certain AI
Technologies. Stonepeak, SP+ INFRA and its portfolio companies could be further exposed to the risks of AI Technologies if third-party service providers or any counterparties, whether or not known to Stonepeak, also use AI Technologies in their business activities. Stonepeak will not be in the position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.
Regulations related to AI Technologies may also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect on organizations connected to Stonepeak, SP+ INFRA and its portfolio companies. For example, the European Union has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “E.U. AI
Act”). The E.U. AI Act started taking effect in stages from February 2, 2025 and imposes material requirements on both the providers and deployers of AI Technologies, including the outright prohibition of certain practices, with infringements punishable by sanctions including fines of up to 7% of total annual worldwide turnover or 35 million euros (whichever is higher) for the most serious breaches. These obligations can apply on an extraterritorial basis. The EU is currently considering targeted amends to the EU AI Act. Complying with the E.U. AI Act and other regulations related to AI Technologies could involve material compliance costs and / or adversely affect the operations or results of a business related to SP+ INFRA, potentially affecting returns that would otherwise be available to investors.

Dependency on Third Parties for Foundational Models. A portfolio company’s success in the field of AI
Technologies could heavily rely on access to foundational models or algorithms developed by third-party entities. A portfolio company’s inability to independently develop, own, or maintain these critical foundational models poses inherent risks.
Reliance on third-party providers for such essential components subjects a portfolio company to vulnerabilities including, but not limited to, the potential lack of control over modifications, updates, or the discontinuation of these models. Furthermore, uncertainties regarding the third parties’ commitment to ongoing support, quality maintenance, or adherence to a portfolio company’s strategic goals may lead to disruptions in operations, intellectual property disputes, or limitations in technological advancements. Any failure, interruption, or termination of access to these foundational models due to disputes, contractual breaches, or the inability to renew agreements could significantly impact a portfolio company’s ability to deliver products, innovate, or compete effectively. Consequently, this dependency exposes a portfolio company to operational risks, potential legal disputes, and could have an adverse effect on its, and in turn, SP+ INFRA’s, business operations, financial condition, and competitive position.
Demand for Generative AI Products and Services. An Investment may be dependent on the demand for AI
Technologies platforms, which may be adversely affected by slowdown in such demand. For all digital infrastructure, demand may be impacted by various factors that are primarily outside the control of SP+ INFRA. Additionally, technological advances and improvements in data collection and storage, changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture and design of wireless or cloud), data transmission and/or consumer demand, as well as changes in the prevailing global economy, could also reduce current and/or anticipated demand for AI Technologies and could adversely affect SP+ INFRA’s investment returns.
GLB and Regulation S-P. GLB is the principal federal law in the U.S. that requires financial institutions to protect the privacy and security of personal information. Pursuant to GLB, various federal agencies promulgated two set of regulations, known as the Privacy Rule and the Safeguards Rule. The Privacy Rule imposes obligations on covered entities to provide privacy notices and offer opt-out opportunities for certain types of information disclosures, while the Safeguards Rule requires covered entities to develop, implement and maintain a tailored and comprehensive information security program. The SEC’s regulations under GLB are known as Regulation S-P, and it applies to broker-dealers, investment companies and registered investment advisors. There is a risk that the measures taken by the Investment Advisor, SP+ INFRA, or one or more portfolio companies to comply with Regulation S-P will not be implemented correctly or that individuals within the business will not be fully compliant with the measures. In the event of noncompliance with this law, the Investment Advisor, SP+ INFRA or such portfolio companies could face significant sanctions, as well as reputational damage, which could have a material adverse effect on the operations, financial condition and prospects of the Investment Advisor, SP+ INFRA or such portfolio companies.
California Consumer Privacy Act (“CCPA”). The CCPA grants consumers a right to request that a business disclose the categories and specific pieces of personal information that it collects about the consumer, the categories of sources from which that information is collected, the business purposes for collecting or selling the information, and the categories of third parties with which the information is shared. The CCPA further grants consumers a right to request that a business that sells a consumer’s personal information, or discloses it for a business purpose, disclose the categories of personal information that it sold and the categories of third parties to which the information was sold, as well as the categories of personal information it disclosed for a business purpose and the categories of third parties to whom the personal information was disclosed. Consumers also have the right under the CCPA to request the deletion of their personal information and to opt out of the sale of their personal information.
While businesses subject to the CCPA needed to comply by January 2020, the law became enforceable by the Attorney
General of California on July 1, 2020 and authorizes a civil penalty up to $2,500 for each violation or $7,500 for each intentional violation, if a business fails to cure any alleged violation within 30 days after being notified of alleged noncompliance. The CCPA also provides a private right of action in connection with data security incidents involving a
California resident’s personal information that result from a business’s failure to maintain reasonable and appropriate security procedures and practices. There is a risk that the measures taken by the Investment Advisor, SP+ INFRA, or one or more portfolio companies to comply with the CCPA will not be implemented correctly or that individuals within the business will not be fully compliant with the measures. In the event of noncompliance with this law, the Investment Advisor, SP+ INFRA or such portfolio companies could face significant sanctions, as well as reputational damage, which could have a material adverse effect on the operations, financial condition and prospects of the Investment Advisor, SP+ INFRA or such portfolio companies.
New and Emerging Laws. In addition, legal frameworks regarding privacy and cybersecurity are rapidly evolving, and proposed or new laws or regulations could significantly affect the Investment Advisor, SP+ INFRA and the portfolio companies. The application, interpretation, and enforcement of these developing legal obligations are often inconsistent and uncertain, and may require the Investment Advisor, SP+ INFRA and the portfolio companies to further modify certain of their respective information practices and could subject them to additional compliance costs and regulatory scrutiny. In the U.S., the
California Privacy Rights Act of 2020, which was approved by California voters in November 2020 and took effect on January
1, 2023 (with certain provisions having retroactive effect to January 1, 2022), amends and expands the CCPA by creating additional privacy rights for California residents, establishes the California Privacy Protection Agency to enforce the new law, makes providing a 30-day cure period optional for regulatory enforcement and imposes additional obligations on covered businesses. In addition, Virginia and Colorado recently enacted comprehensive privacy laws, which became effective on
January 1, 2023 and July 1, 2023, respectively.
Similar to the CCPA, Virginia’s and Colorado’s laws impose a number of obligations on covered businesses in relation to the personal information of each state’s residents. China also recently passed the Personal Information Protection Law, which is a comprehensive data protection law with extraterritorial effect that is modeled, in part, on the E.U. GDPR and became effective on November 1, 2021. There currently are a number of proposals for comprehensive privacy and data protection legislation pending before U.S. federal and state, and non-U.S. legislative and regulatory bodies that could impose new obligations in areas affecting the business of the Investment Advisor, SP+ INFRA and the portfolio companies. In addition, some countries are considering or have passed legislation requiring localized storage and processing of data or similar requirements that could increase the cost and complexity to the Investment Advisor, SP+ INFRA and the portfolio companies of delivering their services or could limit their ability to execute on their business plans.
Legal and Business Risks. Any failure to comply with any applicable privacy or cybersecurity obligations may result in significant liability, which could have an adverse effect on investors in SP+ INFRA. Legal requirements related to privacy and cybersecurity, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, or make existing business unprofitable, result in negative publicity, increase the operating costs for the Investment Advisor, SP+ INFRA and the portfolio companies, require significant management time and attention, and subject the Investment Advisor, SP+ INFRA and the portfolio companies to remedies that may harm their business, including fines or demands or orders that they modify or cease existing business practices. Any inability, or perceived inability, to adequately address privacy or cybersecurity concerns, or comply with applicable laws, regulations, contractual obligations, or other legal obligations, could result in additional costs and liability and could adversely affect the Investment Advisor, SP+ INFRA and the portfolio companies.
The far-reaching impact of these laws across many business lines also provides an additional layer of compliance costs and considerations for the Investment Advisor, SP+ INFRA and the portfolio companies, especially where portfolio companies are dependent on monetizing customer data as a meaningful source of revenue.
There is a risk that the measures taken by the Investment Advisor, SP+ INFRA and the portfolio companies to comply with these laws and regulations will not be implemented or maintained correctly. If there are violations of these laws or regulations, the Investment Advisor, SP+ INFRA or a portfolio company could face significant fines or penalties, including those detailed above with respect to the GDPR, the U.K. GDPR, GLB/Regulation S-P, Section 5 of the FTC, the CCPA and
other emerging privacy and cybersecurity laws, as well as reputational damage, which could have a material adverse effect on their respective operations, financial condition and prospects. The costs of compliance with, and other burdens imposed by these laws will be borne (whether directly or indirectly) by SP+ INFRA and may, therefore, affect any returns that would otherwise be available to investors in SP+ INFRA. Further, the Investment Advisor, SP+ INFRA and the portfolio companies may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret such privacy and cybersecurity laws and if such laws are implemented or applied in a manner inconsistent with the Investment Advisor’s, SP+
INFRA’s or the portfolio companies’ expectations, it may result in the need to change business practices in a manner that adversely impacts SP+ INFRA.
Operational Risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in SP+ INFRA’s operations may cause SP+ INFRA to suffer financial losses, the disruption of its business, liability to third parties, regulatory intervention or damage to its reputation. SP+ INFRA depends on Stonepeak to develop the appropriate systems and procedures to control operational risk. SP+ INFRA relies heavily on its financial, accounting and other data processing systems. The ability of its systems to accommodate transactions could also constrain SP+ INFRA’s ability to properly manage the portfolio. Generally, the General Partner and / or the Investment Advisor will not be liable to SP+ INFRA for losses incurred due to the occurrence of any errors.
SP+ INFRA is subject to the risk that its trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, SP+ INFRA could be unable to achieve the market position selected by the General Partner and / or the Investment Advisor or might incur a loss in liquidating its positions. Since some of the markets in which SP+ INFRA may affect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. SP+ INFRA is also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing SP+ INFRA to suffer a loss.
LIQUIDITY AND TRANSFERS

Liquidity. SP+ INFRA will have significant liquidity requirements, and adverse market and economic conditions may adversely affect SP+ INFRA’s sources of liquidity, which could adversely affect SP+ INFRA’s business operations in the future. SP+ INFRA expects that it will require liquidity to meet various obligations, including, without limitation, to:
•redeem SP+ INFRA’s Units in connection with any redemptions of Units;
•grow SP+ INFRA’s Investments, including by acquiring new portfolio companies and otherwise supporting SP+
INFRA’s existing portfolio companies;
•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;
•fund cash operating expenses and contingencies, including for litigation matters; and
•pay any cash distributions, if any, and to the extent Unitholders have terminated their participation in the DRIP.
These liquidity requirements may be significant and if SP+ INFRA is unable to maintain sufficient liquidity, it may be unable to meet such obligations. To the extent a Unitholder represents a disproportionate percentage of SP+ INFRA, it may take several quarters (or years) for such Unitholder to achieve full liquidity of its interest, and such liquidation may strain or exhaust
SP+ INFRA’s available cash, limiting such Unitholder’s ability to achieve liquidity (or requiring asset sales to give effect thereto) and also limiting SP+ INFRA’s ability to make new investments. In the event that the liquidity requirements were to exceed available liquid assets of SP+ INFRA, SP+ INFRA may increase its indebtedness or be forced to sell assets, including where doing so will negatively impact SP+ INFRA’s returns. Because the General Partner is incentivized to meet SP+ INFRA’s redemption requests, the General Partner may determine whether to liquidate Investments or use available cash to fund redemption requests in situations where it otherwise would not, including in situations where it believes that doing so will negatively impact SP+ INFRA’s returns.
In addition, credit facilities that SP+ INFRA enters into with Stonepeak and third-party lenders may contain covenants that limit SP+ INFRA’s ability to redeem Units and may obligate SP+ INFRA to pledge some or all of its assets, including liquid assets, for the benefit of such lenders, which would further pressure SP+ INFRA’s liquidity needs. Furthermore, in addition to capital needs for pursuing new investment opportunities, SP+ INFRA’s commitments to its portfolio companies may also require significant cash outlays over time, and there can be no assurance that SP+ INFRA will be able to generate sufficient cash flows from sales of Units to Unitholders or other sources to meet such needs. Failure to meet such needs could adversely affect SP+ INFRA and/or such portfolio companies (including by diluting SP+ INFRA interests in such portfolio companies relative to other participants therein). As a result, SP+ INFRA may hold cash or cash-equivalent investments for longer or in larger quantities than it otherwise might want to in order to meet such liquidity requirements, which could be dilutive to overall portfolio returns.
Additionally, SP+ INFRA’s continuous monthly private offering is expected to create a need to deploy potentially large amounts of capital quickly. If the General Partner or Investment Advisor have difficulty identifying and purchasing suitable investment opportunities on attractive terms, there could be a delay between the time SP+ INFRA receives net proceeds from the sale of Units, the disposition of other portfolio investments, or other sources, and the time SP+ INFRA uses such liquid proceeds to acquire new investments or deploy into existing portfolio companies. Such a delay in deployment would result in SP+ INFRA holding cash or cash-equivalent investments for longer or in larger quantities than it otherwise might want to, which could be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for SP+ INFRA’s
Investment to realize its full potential return. While a portion of SP+ INFRA’s liquid portfolio will be invested in cash equivalent securities alongside Other Stonepeak Accounts, cash may also be held in an account for the benefit of the
Unitholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the General
Partner fails to timely utilize the net proceeds of sales of SP+ INFRA’s Units or does not deploy sufficient capital to meet SP+
INFRA’s targeted leverage, SP+ INFRA’s results of operations and financial condition may be adversely affected.
Lack of Liquidity of Units; Redemption Program. SP+ INFRA has implemented the Redemption Program in which it allows for redemption of Units on a quarterly basis up to 5% of Units outstanding (either by number of Units or aggregate
NAV) as of the close of the previous calendar quarter. Subject to limited exceptions, any redemption request of Units that have not been outstanding for at least two years will be subject to an Early Redemption Deduction of 5% of the value of the applicable NAV of the Units being redeemed. The two-year holding period is measured as of the subscription closing date immediately following the prospective redemption date.
There can be no assurance that any such redemption requests will be satisfied within any particular period of time. The
General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the
Fund’s best interest and the best interest of Unitholders, including, but not limited to, regulatory or structuring reasons or as necessary to ensure that the Fund is not subject to tax as a corporation; provided that any such suspension or material modification shall be subject to the approval of the Independent Directors. As a result, Unit redemptions may not be available each quarter, such as when a redemption would place an undue burden on SP+ INFRA’s liquidity, adversely affect SP+
INFRA’s operations or risk having an adverse impact on SP+ INFRA that would outweigh the benefit of the Redemption
Program, in each case as determined by the General Partner in its sole discretion. See “Item 1A. Risk Factors—Potential
Conflicts of Interest—The Lux Fund” below. The Fund has no obligation to redeem Units, including if the redemption would violate federal law or Delaware law, including restrictions on distributions thereunder.
If the General Partner determines to redeem some but not all of the Units submitted for redemption during a given quarter, Units submitted for redemption during such quarter will be redeemed on a pro rata basis (based on NAV) after SP+
INFRA has redeemed all Units for which redemption has been requested due to death, qualifying disability, divorce or adjudicated incompetence of a Unitholder and other limited exceptions.
Unsatisfied redemption requests will not be automatically carried over to the next redemption period. In order for a redemption request to be reconsidered, Unitholders must resubmit their redemption request in the next quarterly redemption period, or upon the recommencement of the Redemption Program, as applicable. Withdrawals from SP+ INFRA outside of the
Redemption Program will not be permitted except in extraordinary and very limited circumstances that are set out in the Fund
LPA, where the continued involvement of the Unitholder with SP+ INFRA creates a material adverse effect in respect of SP+
INFRA, the General Partner, the Investment Advisor, any portfolio company, or any of their affiliates or for the Unitholder in certain limited circumstances.
Class X Unitholders have access to more information regarding Stonepeak, SP+ INFRA and SP+ INFRA’s
Investments that is not available to the Unitholders generally. Such access to information could cause Class X Unitholders to make redemption decisions which may exacerbate liquidity needs in scenarios where the performance of SP+ INFRA’s
Investments is expected to decline, the General Partner may act in its own interest when determining whether to effect a redemption of Class X Units. There can be no assurances that the General Partner will not achieve liquidity ahead of the other
Unitholders, and that such Unitholders’ investment returns will not be lower as a result.
Effect of Substantial Redemption Requests. Substantial redemption requests could be triggered by a number of events, including, without limitation, unsatisfactory performance, events in the markets, significant change in personnel or management of Stonepeak, legal or regulatory issues that investors perceive to have a bearing on SP+ INFRA or the Investment
Advisor, or other events. Actions taken to meet substantial redemption requests from SP+ INFRA (as well as similar actions taken simultaneously by investors of any Other Stonepeak Accounts) could result in prices of securities and other assets held by
SP+ INFRA decreasing and in Fund Expenses increasing (e.g., transaction costs and the costs of terminating agreements). The overall value of SP+ INFRA also may decrease because the liquidation value of certain assets may be materially less than their cost or mark-to-market value. SP+ INFRA may be forced to sell its more liquid investments, which may cause an imbalance in the portfolio that could have a material adverse effect on the remaining Unitholders. Even if the General Partner decides to satisfy all outstanding redemption requests, SP+ INFRA’s cash flow could be materially adversely affected. In addition, if the
General Partner determines to liquidate certain of SP+ INFRA’s holdings to satisfy redemption requests, it may not be able to meet future redemption requests. Substantial redemptions could also significantly restrict SP+ INFRA’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies, which would have a further material adverse effect on SP+ INFRA’s performance. If SP+ INFRA experiences significant redemption requests, it may not be able to accomplish its objectives and may dispose of its Investments at a disadvantageous time (resulting in Unitholders not having their capital invested and / or deployed in the manner originally contemplated or Investments being sold at a loss). There can be no certainty regarding SP+ INFRA’s ability to consummate investments, restructuring or exit opportunities after substantial redemptions. In addition, if SP+ INFRA determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and SP+ INFRA’s results of operations and financial condition, including, without limitation, the breadth of SP+ INFRA’s portfolio by property type and location, could be materially adversely affected. SP+ INFRA intends to fund redemption requests by payment of cash and expects to fund cash payments from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of its assets, and SP+ INFRA has no limits on the amounts it may fund from such sources. In an effort to have adequate cash available to support the Redemption Program, the Fund may reserve borrowing capacity under an unsecured line of credit with Stonepeak, one of its affiliates or other entities for any such purpose. The Fund could then elect to borrow against this line of credit in part to satisfy payment of redemption requests in cash during periods when the Fund does not have sufficient proceeds from operating cash flows or the sale of Units in this continuous offering to fund all redemption requests in cash. If the Fund determines to obtain a line of credit, the Fund expects that it would afford the Fund borrowing availability to fund redemptions.
Compulsory Redemption. The General Partner may require a Unitholder to surrender and have all or any portion of its
Units redeemed at any time, if the General Partner determines that it would be in the best interest of SP+ INFRA to redeem such Unitholder’s Units. To the extent the Fund requires the compulsory redemption of any Units of any Unitholder, such redemption may not be subject to the redemption limits under the Redemption Program or the Early Redemption Deduction,
unless otherwise determined by the General Partner in its sole discretion.
Restrictions on Transfers; No Market for Units. An investment in the Fund is likely to be a long-term commitment.
Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction, and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws, or unless an exemption from such registration is available. It is not contemplated that registration of the Units under the Securities Act or other securities laws will ever be effected. There is no public market for the Units, and none is expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the
1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act), and that it is acquiring its Units for investment purposes and not with a view towards resale or distribution. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units except as permitted under the Fund LPA. The General Partner may refuse such requested transfer for certain reasons. Therefore, redemption of Units by SP+ INFRA will likely be the only way for a Unitholder to dispose of its Units. It is uncertain as to when profits, if any, will be realized by a Unitholder and if such Unitholder will realize profits from SP+ INFRA prior to SP+ INFRA redeeming its Units. Whether SP+ INFRA has sufficient liquidity to meet a Unitholder’s request for redemption will be determined by the General Partner. SP+ INFRA will not be obligated to liquidate any asset in order to meet redemption requests and because of the illiquid nature of holdings in Portfolio Companies, SP+ INFRA may not have sufficient cash flow to meet redemption requests at any given time. See — “Lack of Liquidity of Units; Redemption Program.” If the
General Partner determines there is insufficient liquidity to meet redemption requests under the Redemption Program, such requests will be delayed until the General Partner determines there is sufficient liquidity, and such delay may be significant. In addition, there are substantial restrictions upon the redemption of Units under the Fund LPA.
Distributions. SP+ INFRA may declare distributions from time to time as authorized by the General Partner. Any distributions SP+ INFRA makes are at the discretion of the General Partner. Distributions to Unitholders will be made only if, as and when declared by SP+ INFRA, and only to the extent that Unitholders have terminated their participation in the DRIP. In addition, some of the distributions may include a return of capital. SP+ INFRA cannot make assurances as to when or whether cash distributions will be made to Unitholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to SP+ INFRA’s portfolio companies. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the General Partner, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, SP+ INFRA’s operating activities, or the actual or anticipated Management Fee. If the Investment
Advisor determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy redemption requests at the Investment Advisor’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the
Investment Advisor. Neither the Investment Advisor nor any of its respective affiliates is obligated to support or guarantee any level of distributions. In addition, because the Investment Advisor does not charge a Management Fee on and the General
Partner does not receive a Performance Participation Allocation for Class X Units, the per-Unit amount of distributions on the
Class X Units could be higher compared to Units of other Classes. SP+ INFRA may not generate sufficient cash flow from operations to fully fund distributions to Unitholders (to the extent SP+ INFRA makes a distribution at all), particularly during the early stages of SP+ INFRA’s operations. Therefore, SP+ INFRA may fund distributions to its Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Units). The extent to which SP+ INFRA pays distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Advisor elects to receive its
Management Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in
Units, how quickly SP+ INFRA invests the proceeds from this and any future offering and the performance of its Investments.
Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in SP+
INFRA having less funds available to acquire Investments. As a result, the return Unitholders realize on their investments may be reduced. Doing so may also negatively impact SP+ INFRA’s ability to generate cash flows. Likewise, funding distributions from the sale of additional Units will dilute Unitholders’ Units in SP+ INFRA on a percentage basis and may impact the value of Unitholders’ Units especially if SP+ INFRA sells these Units at prices less than the price Unitholders paid for their Units.
SP+ INFRA may be required to continue to fund SP+ INFRA’s regular distributions from a combination of some of these sources if SP+ INFRA’s Investments fail to perform, if expenses are greater than SP+ INFRA’s revenues or due to numerous other factors. SP+ INFRA has not established a limit on the amount of its distributions that may be paid from any of these sources.
SP+ INFRA may also defer operating expenses or pay expenses (including the fees of the Investment Advisor or distributions to the Recipient entitled to receive the Performance Participation Allocation) with Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect SP+ INFRA’s operations and reduce the future return on a Unitholder’s investment. SP+ INFRA may redeem Units from the Investment
Advisor or the Recipient shortly after issuing such Units as compensation. The payment of expenses in Units will dilute a

Unitholder’s ownership interest in SP+ INFRA’s portfolio of assets. There is no guarantee any of SP+ INFRA’s operating expenses will be deferred and the Investment Advisor and the Recipient are under no obligation to receive future fees or distributions in Units and may elect to receive such amounts in cash.
To the extent SP+ INFRA borrows funds to pay distributions, it would incur borrowing costs, and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact SP+ INFRA’s ability to pay distributions in future periods, decrease SP+ INFRA’s NAV, decrease the amount of cash SP+ INFRA has available for operations and new investments and adversely impact the value of its investment. The General Partner could be incentivized to borrow (whether from a net asset value credit facility of SP+ INFRA or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase SP+ INFRA’s leverage without any corresponding acquisition of assets.
Differing Performance Among Unitholders. Performance for individual Unitholders may vary from SP+ INFRA’s overall performance and from the performance of other Unitholders as a result of the timing of a Unitholder’s admission to the
Fund, the redemption or increase of any part of a Unitholder’s Units in SP+ INFRA and the Class in which they invest
(including as a result of different fee structures among the Classes). The conflicting interests of individual Unitholders may relate to, or arise from, among other things, the nature of investments made by the General Partner, the structuring or the acquisition of investments and the timing of disposition of investments and could result in better performance for one
Unitholder when compared to another. For example, each Unitholder could be required to bear the costs of investment structures that solely benefit one or more other Unitholders or which disproportionately benefit other Unitholders (including the
Investment Advisor and its affiliates), worsening their performance while improving the performance of other Unitholders
(including the Investment Advisor and its affiliates).
Illiquid and Long-Term Investments. Many of SP+ INFRA’s Investments (including, for the avoidance of doubt, investments into and / or alongside Other Stonepeak Accounts and / or Third-Party Pooled Investment Vehicles) will be highly illiquid and there can be no assurance that SP+ INFRA will be able to realize a return on any Investment at any given time.
Although Investments by SP+ INFRA may generate current income, the return of capital and the realization of gains, if any, from an Investment generally will occur only upon the partial or complete disposition or refinancing of such Investment. While an Investment may be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such
Investment is made. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition under the Fund LPA of the type that results in investors receiving distributions, whether in-kind or otherwise.
It is unlikely that there will be a public market for the securities held by SP+ INFRA at the time of their acquisition.
SP+ INFRA will generally not be able to sell its Investments through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. A portion of SP+ INFRA’s
Investments may consist of securities that are subject to restrictions on resale by SP+ INFRA because they were acquired in a
“private placement” transaction or because SP+ INFRA is deemed to be an Affiliate of the issuer of such securities. Generally,
SP+ INFRA will be able to sell such securities only under Rule 144 under the Securities Act, which permits limited sales under specified conditions, or pursuant to a registration statement under the Securities Act (and in either case, such a sale is likely to be subject to a discount relative to what might have been obtained absent any such restriction). When restricted securities are sold to the public, SP+ INFRA may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act and be subject to liability as such under the Securities Act. In addition, SP+ INFRA likely will be prohibited by contract or other limitation in many cases from selling a portfolio company’s securities or other instruments for a period of time (e.g., due to limitations on sale arising from contractual lockups, obligations to receive consent to transfer or assign interests, or rights of first offer), and as a result may not be permitted to sell an Investment at a time it might otherwise desire to do so.
Lastly, although upon the dissolution of SP+ INFRA the General Partner (or the relevant liquidator) will, subject to the
Fund LPA, wind up the affairs of SP+ INFRA and proceed within a reasonable period of time to sell or otherwise liquidate the assets of SP+ INFRA, there can be no assurances with respect to the time frame in which the winding up and the final distribution of proceeds to the Unitholders will occur. Such winding-up and final distribution may occur several years after SP+
INFRA commences winding up.
VALUATIONS & RETURNS
Valuations. For the purposes of calculating SP+ INFRA’s monthly NAV, SP+ INFRA’s Direct Investments will generally initially be valued at cost based on SP+ INFRA’s percentage ownership of such Direct Investment, which the General
Partner expects to represent fair value at that time; however, to the extent the General Partner does not believe a Direct
Investment’s cost reflects the current market value, the General Partner may adjust such valuation. The General Partner will conduct a quarterly valuation of SP+ INFRA’s Direct Investments that will be reviewed and confirmed for reasonableness by

SP+ INFRA’s independent valuation advisor with monthly valuation updates based on the latest available financial data and cash flow activity. The General Partner has engaged a qualified, independent valuation advisor, and may in the future engage other independent external valuation advisors, to provide positive assurance for the quarterly valuations prepared by Stonepeak of each of SP+ INFRA’s ASC 820 Level 3 assets (i.e., Direct Investments), and potentially ASC Level 2 assets (i.e., Debt and
Other Securities). The independent valuation advisor will provide such positive assurance on a synchronized basis (i.e., valuations are reviewed at the same time each quarter).
In determining the Fund’s monthly NAV, the General Partner will consider factors such as investment-level cash flow activity, market conditions and investment-level operating circumstances to determine whether any quarterly prepared investment valuations require intra-quarter updates. Additionally, the General Partner may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end for which NAV is being calculated) that becomes available after the end of the applicable month in valuing SP+ INFRA’s assets and liabilities and calculating SP+
INFRA’s NAV. The General Partner is not obligated to monitor Other Stonepeak Accounts’ investments for events that could be expected to have a material impact on any Other Stonepeak Accounts’ NAV during a quarter. When these quarterly valuations are incorporated into SP+ INFRA’s NAV per Unit, there may be a material change in SP+ INFRA’s NAV per Unit amounts for each Class of Units from those previously reported. SP+ INFRA will not retroactively adjust the NAV per Unit of each Class reported for the previous month. Therefore, because a new quarterly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation, may cause the NAV per Unit for each Class of Units to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
Although the valuations of each of SP+ INFRA’s Direct Investments will be reviewed and confirmed for reasonableness by SP+ INFRA’s independent valuation advisors once per quarter, such valuations are based on asset- and portfolio-level information provided by the General Partner, including historical operating revenues and expenses of the Direct
Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment, which information will not be independently verified by any of SP+ INFRA’s independent valuation advisors. In connection with striking a NAV as of a date other than quarter end for Unit issuances and redemptions, the General Partner will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. The resulting potential disparity in NAV between a monthly valuation and a quarterly valuation may inure to the benefit of Unitholders whose Units are redeemed or new purchasers of our Units, depending on whether the monthly NAV per Unit for such class is greater or lesser than the quarterly valuations to which it may be compared. Such quarterly valuations and monthly updates will be subject to inherent uncertainty and will be made under a number of assumptions which may not ultimately be realized.
SP+ INFRA expects to hold securities, loans or other financial instruments or obligations which are very thinly traded, for which no market exists or which are restricted as to their transferability under applicable securities laws. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities, from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the securities trade. With certain limited exceptions, valuations of current income and disposition proceeds with respect to investments will be determined by the General Partner and will be final and conclusive for all
Unitholder.
The General Partner’s valuations will be based to a large extent on Stonepeak’s estimates, comparisons and qualitative evaluations of private information, which may be incomplete or inaccurate. Further, because of overall size or concentration in particular markets of positions held by SP+ INFRA, the value of its investments which can be liquidated may differ, sometimes significantly, from their valuations. Unitholders therefore might not be able to replicate the methodology or to value investments accurately. The exercise of judgment and discretion inherent in valuing assets renders valuations uncertain and susceptible to material fluctuations over potentially short periods of time; substantial write-downs and earnings volatility are possible.
Due to this inherent uncertainty of valuation, the General Partner’s determination of values may differ significantly from values that would have been realized had a ready market for the investments existed, and the differences could be material. The actual realized returns on unrealized investments will depend on, among other factors, future operating results, the value of assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from the assumptions on which the valuations are based. Accordingly, the actual realized returns on unrealized investments may differ materially from the returns indicated herein or at any point in time prior to realization. The
General Partner and SP+ INFRA are generally not expected to provide periodic pricing or valuation information to Unitholders with respect to investments other than as provided in the Fund LPA. The General Partner’s discretion in respect of valuations will give rise to conflicts of interest, including in connection with determining the calculation of the Management Fee and
Performance Participation Allocation because such compensation paid or allocated by SP+ INFRA to the General Partner and its affiliates will depend on the value of the Fund’s investments, for more information see “– NAV-Based Compensation”
below.
As noted above, the valuation of investments affects the Fund’s reported performance and the calculation of the
Management Fee and the Performance Participation Allocation. As a result, from time to time there may be circumstances where the General Partner would be incentivized to determine valuations in a manner that results in higher valuations of investments, which would adversely impact existing Unitholders who bear such Management Fees and Performance
Participation Allocations and new subscribing Unitholders who are subscribing based on the reported NAV of the Fund.
Conversely, to the extent valuations by the General Partner cause the NAV of the Fund to be set too low, existing Unitholders would be adversely impacted if they redeem their Units at such NAV or as a result of over-dilution from new Unitholders subscribing at a lower NAV. This risk is partially mitigated by the existence of a third-party Valuation Advisor providing positive assurance in respect of the General Partner’s valuations, but the Valuation Advisor may have limited information relative to the General Partner and is only evaluating the General Partner’s valuation of a portion of the Fund’s portfolio on an annual basis.
While SP+ INFRA believes its NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on private equity infrastructure investments may use different methodologies or assumptions to determine NAV. Other Stonepeak Accounts face similar risks with respect to valuation and SP+ INFRA will incorporate the value of each relevant Other Stonepeak Account’s
NAV per unit into SP+ INFRA’s NAV to the extent SP+ INFRA has invested in such Other Stonepeak Account. In addition, each relevant Other Stonepeak Account’s NAV per unit used to calculate SP+ INFRA’s NAV may be as of a date several months earlier than the date as of which SP+ INFRA’s NAV is calculated and, as a result, SP+ INFRA’s NAV will often not incorporate the current NAV per unit of such Other Stonepeak Account.
The General Partner’s determination of SP+ INFRA’s monthly NAV per Unit will be based in part on the latest quarterly valuation of each of its Investments, as adjusted each month to incorporate the latest available financial data for such
Investments, including any cash flow activity related to such Investments. As a result, SP+ INFRA’s published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation since the General Partner can only base any monthly adjustments on information and data available to it in connection with SP+ INFRA’s monthly valuation process. See “—Changes in Valuations” above.
The General Partner may, but is not obligated to, monitor SP+ INFRA’s Direct Investments on an ongoing basis for events that the General Partner believes may have a material impact on SP+ INFRA’s NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the General Partner believes may have a material impact on the most recent fair values of such Direct Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the General Partner, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that the General Partner is aware that such event has occurred, the General Partner may, but is not obligated to, provide an estimate of the change in value of the Direct
Investment, based on its internal valuation procedures. In addition to tracking the NAV plus related cash flows of SP+ INFRA’s
Primary Commitments and Secondary Investments, the General Partner may, but is not obligated to, track relevant issuer-
specific events or broader market-driven events that the General Partner believes may have a material impact on SP+ INFRA’s
NAV as a whole, and the most recent fair values of SP+ INFRA’s Primary Commitments and Secondary Investments. Upon the
occurrence of such a material event and provided that the General Partner is aware that such event has occurred, the General
Partner may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund.
The General Partner may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the investment fund’s investment advisor or investment manager no longer represents the fair value of a particular asset held by such investment fund. If the General Partner concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value
(e.g., there is more current information regarding a portfolio asset which significantly changes its fair value) the General Partner may make a corresponding adjustment to reflect the current fair value of such asset within such investment fund.
In general, the General Partner expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by the General Partner. However, rapidly changing market conditions or material events may not be immediately reflected in SP+ INFRA’s monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and / or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that SP+ INFRA’s NAV may be appropriately adjusted. Depending on the circumstance, the resulting potential disparity in SP+ INFRA’s NAV may be in favor or to the detriment of either Unitholders who redeem their Units, or Unitholders who buy new Units, or existing Unitholders. The methods used by the General Partner to calculate SP+ INFRA’s NAV, including the components used in calculating SP+
INFRA’s NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and SP+ INFRA’s NAV is not audited by SP+
INFRA’s independent registered public accounting firm except for the NAV included in the Fund’s audited financial statements. SP+ INFRA calculates and publishes NAV solely for purposes of establishing the price at which SP+ INFRA sells and redeems Units, and an investor should not view SP+ INFRA’s NAV as a measure of SP+ INFRA’s historical or future financial condition or performance. The components and methodology used in calculating SP+ INFRA’s NAV may differ from those used by other companies now or in the future.
The valuations of SP+ INFRA’s assets may differ from liquidation values that could be realized in the event that SP+
INFRA were forced to sell assets. Additionally, errors may occur in calculating SP+ INFRA’s NAV, which could impact the price at which SP+ INFRA sells and redeems its Units, and the amount of the Management Fee and the Performance
Participation Allocation (if any). SP+ INFRA has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, Stonepeak, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which the Fund’s Units were sold or redeemed or on the amount of the Management Fee or the Performance Participation Allocation (if any), may determine in its discretion to take certain corrective actions in response to such errors, including subject to SP+ INFRA’s policies and procedures, making adjustments to prior NAV calculations.
SP+ INFRA intends to use GAAP for the calculation of SP+ INFRA’s NAV for financial reporting purposes, the valuation of SP+ INFRA’s Investments and the establishment of SP+ INFRA’s unaudited financial statements in its quarterly reports and audited financial statements in its annual reports. However, the calculation of SP+ INFRA’s transactional NAV for purposes of subscriptions, redemptions, calculation of the Management Fee and the Performance Participation Allocation and
other purposes described herein shall be made in accordance with the Fund’s valuation policy, which differs in certain respects from the methodology required pursuant to GAAP. SP+ INFRA’s accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in SP+ INFRA’s audited annual reports on Form 10-K (when applicable) may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, and practices and disclosure requirements in foreign countries that are not equivalent to GAAP may differ in fundamental ways from one another, including in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information may be available to SP+ INFRA that is not consistent with GAAP, including both general economic and commercial information and information concerning specific Investments, and such information may be less reliable and less detailed than information available in more financially sophisticated countries. For example, assets and profits appearing on the financial statements of a company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Reliance on such information could adversely impact, among other things, the General Partner’s and/or the Investment Advisor’s due diligence activities (prior to making such investment) and reporting activities, and as a result, less information may be available to
Unitholders. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.
Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, SP+ INFRA’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.
There will be no retroactive adjustment in the valuation of such assets, the offering price of SP+ INFRA’s Units, the price SP+ INFRA paid to redeem Units, Management Fees paid or Performance Participation Allocations to the General Partner
and Stonepeak to the extent such valuations prove to not accurately reflect the realizable value of SP+ INFRA’s assets.
Valuation Difficulties in Rapidly Changing Markets. Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity, reduced price transparency and less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. If the
Investment Advisor fails to identify or adequately value potential risks or changes, SP+ INFRA may invest at a valuation that is not commensurate with the risk profile of a particular investment or where SP+ INFRA would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that the Investment Advisor will accurately identify all potential considerations that may adversely affect the performance of any one or more of SP+ INFRA’s investments or investment strategies.
OTHER CONSIDERATIONS
Fund LPA Amendments. Unitholders do not have the right to participate in the management, control or operation of the Fund or to vote for the removal the General Partner, as discussed in “Reliance on the General Partner and Investment
Advisor” below and “Differences between Investing in SP+ INFRA and in Other Stonepeak Accounts – Voting” above.
Similarly, the Unitholders do not have a consent right to amend the Fund LPA. Except as otherwise required by law or in the
Fund LPA, the Fund LPA may be amended, modified or supplemented, and any provision of the Fund LPA may be waived, generally with the consent of the General Partner (without the consent of the Unitholders); provided, that any amendment, modification or supplement that is viewed by the General Partner in its discretion as a whole together with all such amendments, modifications or supplements, as having a material adverse effect on the Unitholders in the aggregate will require the approval of the Independent Directors.
Contingent Liabilities on Disposition of Investments. In connection with the disposition of an Investment, SP+
INFRA may be required to make representations about the business, financial affairs and other aspects of such Investment, such as environmental matters, intellectual property, property conditions, regulatory matters, tax liabilities, insurance coverage and litigation. SP+ INFRA also may be required to indemnify the purchasers of an Investment for losses related to the inaccuracy of any representations and warranties and other agreed upon contingent and non-contingent liabilities and other obligations, such as indemnification and other obligations could be uncapped. Buyers of Fund assets may sue SP+ INFRA under various theories, including breach of contract and tort, for losses they suffer, including resulting from problems not uncovered in due diligence.
SP+ INFRA may book contingent liabilities on its financial statements, or create cash reserves or escrow accounts, at the time of sale or other time to account for any potential liabilities, but these may be insufficient. Such liabilities and obligations could be allocated among each participating Other Stonepeak Account and SP+ INFRA even if the expenses relate only to particular vehicle(s), and Stonepeak could change such allocations from time to time should it determine subsequently that such adjustments are appropriate. In addition, at the time of disposition of an individual Investment, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the Investment or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made.
Limited Access to Information. Unitholders’ rights to information regarding SP+ INFRA will be specified, and strictly limited, in the Fund LPA. In particular, it is anticipated that the General Partner will obtain certain types of confidential and / or material information from portfolio companies that will not be disclosed to Unitholders because such disclosure is inadvisable or prohibited for contractual, legal, or similar obligations outside of the General Partner’s control. Decisions by the General
Partner to withhold information may have adverse consequences for Unitholders in a variety of circumstances. For example, a
Unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for Unitholders to monitor the General Partner and its performance. Due in part to the fact that potential and existing investors in SP+ INFRA ask different questions and request different information, the
General Partner may provide certain information to one or more prospective or existing investors that it does not provide to all of the prospective investors or Unitholders, and such investors will have more or different information on which to base their investment decision than those who did not request or receive such information. The fact that the General Partner has provided such information upon request by one or more Unitholders does not obligate the General Partner to affirmatively provide such information to all Unitholders and it is not expected that it will do so. In addition, certain investors in or alongside SP+ INFRA may have access to different information than other Unitholders as a result of investments in Other Stonepeak Accounts. As a result of the circumstances described above and other similar situations, certain Unitholders will have more information about
SP+ INFRA than other Unitholders, and the General Partner has no duty to, and does not intend to, ensure all Unitholders seek, obtain or process the same information regarding SP+ INFRA and its Investments and / or portfolio companies. It is also possible that SP+ INFRA or its portfolio companies may be counterparties or participants in agreements, transactions or other arrangements with an investor or an Affiliate of an investor in or alongside SP+ INFRA. Such investors described in the previous sentences will therefore have different information about Stonepeak and SP+ INFRA than Unitholders not similarly positioned.
Counterparty Risk. SP+ INFRA is exposed to the risk that third parties that may owe SP+ INFRA or its Investments money, securities or other assets will not perform their obligations. These parties include trading counterparties, clearing agents, exchanges, clearing houses, custodians, prime brokers, administrators and other financial intermediaries. These parties may default on their obligations to SP+ INFRA or its Investments, due to bankruptcy, lack of liquidity, operational failure or other reasons. Nonpayment and nonperformance by such parties may reduce revenues and increase expenses, and any significant level of nonpayment and nonperformance could have a negative impact on the portfolio companies’ ability to conduct business, operating results, cash flows and its ability to service debt obligations and make distributions to SP+ INFRA. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to SP+ INFRA or its Investments, or executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries. Also, any practice of rehypothecation of securities of SP+ INFRA or its Investments held by counterparties could result in the loss of such securities upon the bankruptcy, insolvency or failure of such counterparties. The consolidation and elimination of counterparties resulting from the disruption in the financial markets has generally increased the concentration of counterparty risk and has decreased the number of potential counterparties.
Effect of Substantial Losses or Withdrawal on the Operations of the General Partner. If, due to extraordinary market conditions or other reasons, SP+ INFRA and other private investment funds managed by the Investment Advisor or its
Affiliates were to incur substantial losses or were subject to an unusually high level of withdrawals or redemptions (as applicable), the revenues of the Investment Advisor and its Affiliates may decline substantially. Such losses, withdrawals or redemptions may hamper the Investment Advisor’s and its Affiliates’ ability to (i) retain employees and (ii) provide the same level of service to SP+ INFRA as it has in the past.
Indemnification; Absence of Recourse. SP+ INFRA is required to indemnify the General Partner, the Investment
Advisor, their Affiliates and each of their respective members, officers, directors, employees, shareholders, partners, senior or special advisors, other advisors and agents (with respect to such other advisors or agents, only to the extent confirmed in writing by SP+ INFRA) and certain other persons who serve at the request of the General Partner on and / or the Investment Advisor on
behalf of SP+ INFRA for liabilities incurred in connection with the affairs of SP+ INFRA, except under certain specified circumstances. Such parties may also be entitled to exculpation by SP+ INFRA. Further, members of the Board of Directors are entitled to the benefit of certain indemnification and exculpation provisions as set forth in the Fund LPA. Such liabilities may be material and have an adverse effect on the returns to the Unitholders. For example, in their capacity as directors of portfolio companies, the partners, managers or Affiliates of the General Partner may be subject to derivative or other similar claims brought by security holders of such companies. The indemnification obligation of SP+ INFRA (including advancement expenses incurred in connection therewith) would be payable from the assets of SP+ INFRA. Furthermore, as a result of the provisions contained in the Fund LPA, the Unitholders may have a more limited right of action in certain cases than they would in the absence of such limitations. It should be noted that the General Partner may cause SP+ INFRA to purchase insurance for
SP+ INFRA, at SP+ INFRA’s expense, including for directors and officers liability insurance, to insure any indemnitee and
SP+ INFRA expects to itself, or to cause portfolio companies to, indemnify and exculpate other persons involved with its affairs or investments. In addition, because the General Partner may cause SP+ INFRA to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods where
SP+ INFRA is advancing expenses to an individual or entity with whom SP+ INFRA is not aligned or is otherwise an adverse party in a dispute. Moreover, in its capacity as General Partner of SP+ INFRA, the General Partner will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of actions where any indemnitee was alleged to have engaged in conduct that disqualifies any such person from indemnification of exculpation so long as the General Partner
(and / or its legal counsel) have determined that such disqualifying conduct did not occur. With respect to indemnification and exculpation, prospective investors should note that the Fund LPA contains provisions that modify and replace the duties, including fiduciary and other duties to SP+ INFRA and the Unitholders to which the General Partner and its Affiliates
(including the Investment Advisor) may otherwise be subject, authorize and permit conduct on the part of the General Partner and its Affiliates (including the Investment Advisor) that might not otherwise be permitted pursuant to such duties, and limit the remedies of Unitholders with respect to breaches of such duties. For example, whereas ordinarily a general partner of a limited partnership would owe a duty of care equivalent to a “negligence” standard, the Fund LPA provides that the General Partner and other indemnitees will not be liable unless it acts with “gross negligence”. Similarly, whereas the general partner of a limited partnership owes a general duty of loyalty to the limited partnership and its limited partners, the Fund LPA provides that the General Partner is permitted (and will be deemed to have fulfilled its duties) to take certain actions, even where it is
“interested,” in any manner so long as it is not prohibited by the Fund LPA (and with respect to any matter not specifically contemplated by the Fund LPA, the General Partner will be permitted (and shall be deemed to have fulfilled all duties) to take any such action, even where it is “interested”, so long as it subjectively believes that such action will not cause material harm to
SP+ INFRA). In that regard, the General Partner will be required to comply with the Fund LPA and will not be subject to any different standard imposed by the Delaware Limited Fund Act or under any other law, rule or regulation or in equity, regardless of the General Partner’s own financial interest in the outcome. The effect of these and related provisions of the Fund LPA is that in so long as the General Partner has acted in accordance with the Fund LPA (without regard to any reference to “fiduciary duty” therein, and it being understood that references to “good faith” in the Fund LPA refers to subjective good faith), the action will, even if the General Partner would otherwise be conflicted because of an interest in the matter, be conclusively deemed to be fair and reasonable and not a breach by the General Partner of any duties it may owe. This is different from a situation with a general partner of a limited partnership operating under common law or default rules, where, for example, involvement of independent parties may, in certain circumstances, merely shift the burden of demonstrating unfairness to a limited partner plaintiff. This includes matters regarding conflicts which are approved by the Board of Directors, wherein the approval of the Board of Directors will be binding on all Unitholders.

Placement Agents. One or more parties will act as Placement Agents (each, a “Placement Agent”, and together, the
“Placement Agents”) for the Units and, in that capacity, act for the General Partner and in such capacity would not act as investment advisers to potential investors in connection with the offering of the Units. Potential investors must independently evaluate the offering and make their own investment decisions. The General Partner will generally pay each Placement Agent a placement fee based upon the amount of Units committed to by investors (other than prohibited governmental investors) that each such Placement Agent introduces to the General Partner. The General Partner expects to charge such placement fees to all
Unitholders or certain classes of Unitholders as Fund Expenses, notwithstanding that such placement fees only relate to certain investors.
Potential investors should also note that at various times, the Placement Agents may act as placement agents for other fund sponsors and funds, including unaffiliated fund sponsors and funds, which may offer interests that are similar to the Units and / or otherwise compete with SP+ INFRA for Investments. Those unaffiliated sponsors may pay placement fees on terms different from the fees that the Placement Agents will receive from the General Partner in connection with this offering, and this difference in fees may influence the Placement Agents to introduce or not introduce potential investors to the General Partner.
Furthermore, certain Placement Agents may seek to do business with and earn fees or commissions from other investment funds and their portfolio companies. Notwithstanding that Stonepeak has entered into, and may enter into additional, written agreements with Placement Agents which agreements involve the Placement Agent (or an Affiliate thereof) agreeing to make a capital contribution to SP+ INFRA, Unitholders will not receive a copy of the agreement memorializing such agreement.
Broad Strategy. SP+ INFRA’s investment strategy covers a broad range of asset classes and geographic ranges. The
General Partner is expected to implement on behalf of SP+ INFRA whatever strategies or discretionary approaches within such broad mandate the General Partner believes from time to time may be best suited to prevailing market conditions. There can be no assurance that the General Partner will be successful in applying any strategy or discretionary approach to SP+ INFRA’s trading or investment activities. The investment strategies of these entities may involve risks that are not described in this
Annual Report. Such risks could prove substantial and therefore investments in SP+ INFRA are suitable only for investors that are able to bear the potential loss of their entire investment. Except as described in the Fund LPA, statements contained in this
Annual Report (including those relating to the investment strategies of SP+ INFRA) are based on current expectations of the
General Partner and / or the Investment Advisor and are not binding on SP+ INFRA.
Force Majeure Risk. SP+ INFRA and its portfolio companies may be affected by force majeure events (e.g., subject to applicable laws, events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fires, floods, hurricanes, tornadoes, landslides, explosions, weather, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, regional armed conflict, trade war, cyber security breaches, nationalization of industry and labor strikes). Disease outbreaks have occurred in certain countries in the past and are currently occurring (including severe acute respiratory syndrome or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus or RSV,
COVID-19 and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which SP+ INFRA targets investments could have a material adverse effect on the economy globally and / or in such country, and could impact the business operations of portfolio companies in which
SP+ INFRA invests. Force majeure events could adversely affect the ability of SP+ INFRA, a portfolio company or a counterparty to perform its obligations, including but not limited to the construction of its in-process development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by SP+ INFRA or a portfolio company. Such events, whether or not considered to be a contractual, force majeure event, may nonetheless impact the operations of SP+ INFRA or a portfolio company, potentially materially. For example, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, substantial or costly litigation, or penalties for regulatory or contractual non-compliance. In some cases, project agreements can be terminated if the force majeure event is so material as to render it incapable of remedy within a reasonable, pre-agreed time period.
Force majeure events that are incapable of, or costly to, cure may also have a permanent adverse effect on an
Investment. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global and local economy and international business activity generally, or in any country in which SP+ INFRA, the General Partner and Stonepeak may invest. Additionally, a major governmental intervention into an industry, in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to SP+ INFRA including if its Investment is cancelled, unwound, or acquired (which could be without what the General Partner considers to be adequate compensation) if an
Investment or portfolio company is affected, and any compensation provided by the relevant government may not be adequate.
Deterioration in economic conditions could cause decreases in or delays in spending and reduce and / or negatively impact SP+
INFRA’s portfolio companies’ short-term ability to grow revenues. Further, any early termination of agreements due to deterioration in economic conditions could negatively impact results of operations of portfolio companies. Any of the foregoing may therefore adversely affect the performance of SP+ INFRA and its Investments. See also “—Natural Disasters” above.
Force majeure clauses may be drafted or construed narrowly in a manner that would not cover a particular event that might occur, such as a pandemic or global public health crisis. If this were to occur, there could be an adverse impact on SP+ INFRA or its portfolio companies.
Availability of Insurance Against Certain Catastrophic Losses. With respect to Investments, the General Partner and / or the Investment Advisor may seek to require SP+ INFRA, the underlying portfolio company and / or project to obtain liability, fire, flood, extended coverage, rental loss, cyber sabotage and / or terrorism insurance with insured limits and policy specifications that the General Partner and / or the Investment Advisor, or, if applicable, portfolio company management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters, terrorist attacks (including cyber sabotage), or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists or maintenance of such coverage would cause an adverse impact on the related portfolio companies. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and / or cyber sabotage, in others the coverage against terrorist acts or cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events and earthquakes, and it is possible that coverage areas, such as liabilities arising from legal, tax, regulatory considerations could also face pressure from insurers. As a result, not all Investments may be insured against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, SP+ INFRA could lose both invested capital in and anticipated profits from the affected Investments.
LEGAL, TAX AND REGULATORY RISKS—GENERAL
Legal, Tax and Regulatory Risks. SP+ INFRA’s ability to achieve its investment objectives, as well as the ability of
SP+ INFRA to conduct its operations, is based on laws and regulations that are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect SP+ INFRA’s ability to achieve its investment objectives, as well as the ability of SP+ INFRA to conduct its operations. The effects of regulatory changes could also be indirect.
The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds have the potential to adversely affect the value of investments held by SP+ INFRA and the ability of SP+
INFRA to effectively employ its investment and trading strategies. Increased scrutiny and legislation applicable to private investment funds and their sponsors could also impose significant administrative burdens on Stonepeak and divert time and attention from portfolio management activities. In addition, SP+ INFRA will be required to register under certain additional foreign laws and regulations and will need to engage additional distributors or other agents in certain non-U.S. jurisdictions in order to market Units to potential investors. The effect of any future regulatory change on SP+ INFRA could be substantial and adverse. For example, from time to time the market for private equity transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The current state of evolving regulatory affairs may significantly increase the cost of managing SP+ INFRA and providing effective compliance oversight and any such costs and expenses will be borne directly by SP+ INFRA as Fund Expenses.
The current regulatory environment in the U.S. may be impacted by future legislative developments. The nature, timing and economic effects of potential future changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Changes in U.S. policy resulting from a new administration could result in a number of changes to U.S. and non-U.S. economic, national security, fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on SP+ INFRA and its investments. None of the General Partner, SP+ INFRA or their respective affiliates can predict the ultimate impact of the foregoing on SP+ INFRA, its business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on SP+ INFRA and its investment objectives. Future changes may adversely affect SP+
INFRA’s operating environment and therefore SP+ INFRA’s business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
In addition, any changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing the financial services industry, foreign trade, manufacturing, outsourcing, development and investment in the territories and countries or types of investments in which SP+ INFRA may invest, and any negative sentiments towards the United States as a result of such changes, could adversely affect the performance of SP+ INFRA’s investments. Moreover, media (including social media) has the potential to influence public sentiment and escalate tensions both within the U.S. and in international relations, which could cause social unrest and could negatively impact stock markets and economics around the globe and SP+ INFRA’s investments.
Intermediate Entities. The General Partner or any of its Affiliates may, in its sole discretion, cause the Fund to hold certain investments directly or indirectly through Intermediate Entities (including Aggregators, Lower Funds and Corporations).
See “—Use of Corporate Intermediate Entities” below. Management Fees and Performance Participation Allocations may be
paid or allocated, as applicable, in whole or in part, at the level of the Fund, the Lower Funds or any other such Intermediate
Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
Contributions In-Kind by the Lux Fund and Other Stonepeak Accounts and / or Third Parties. Pursuant to the Fund
LPA, the General Partner may accept, on behalf of SP+ INFRA, at any time and from time to time contributions in-kind
(without regard to any commitments remaining to be drawn down) on terms and conditions that the General Partner deems appropriate in good faith. In connection therewith, the General Partner may accept a contribution in-kind of any asset (or portion thereof) held by an Other Stonepeak Account, including, without limitation, the Lux Fund, a supplemental capital vehicle or co-investment vehicle, without the consent of any other Unitholder, the Board of Directors or the Independent
Directors, as a contribution in-kind in exchange for Units in SP+ INFRA, in exchange for a cash payment or any combination thereof, so long as (i) SP+ INFRA has an existing investment in such asset and (ii) the number of Units issued in exchange therefor shall be at a price representing a valuation no higher than the valuation of SP+ INFRA’s investment in such asset at the time of such exchange. The General Partner’s ability to accept or reject a contribution in-kind of any asset from the Lux Fund, a supplemental capital vehicle or co-investment vehicle consistent with the foregoing is limited and could result in SP+ INFRA acquiring an additional portion of an existing investment that it would not otherwise acquire but for such arrangement. SP+
INFRA can be expected to bear costs and expenses in connection with the acquisition of any such asset, similar to the acquisition of any other investment by SP+ INFRA. Such costs and expenses will be determined by Stonepeak in its sole discretion on a case-by-case basis and will result in SP+ INFRA bearing more costs and expenses in certain contributions-in-
kind than others and, in turn, certain contributing Unitholders paying more costs and expenses than others. The conditions on which any contribution in-kind is made also can be expected to result in the contributing Unitholder, which may be the General
Partner or an affiliate thereof (in connection with the direct or indirect conversion of its interests in such Other Stonepeak
Account, whether derived from such entity’s capital commitment to such vehicle or received in connection with any incentive allocation paid in-kind in connection therewith), receiving more favorable terms than other Unitholders or classes of
Unitholders or other contributing Unitholders with respect to the Units it acquires in exchange for such contribution, such as a waiver of the early purchase deduction or more favorable economic terms. In addition, the investor or general partner (in each case, which may be an affiliate of Stonepeak) in any Other Stonepeak Account making such contribution in-kind may be entitled to submit a redemption request to SP+ INFRA in connection with such contribution in-kind and/or be entitled to remain invested in such Other Stonepeak Account until such time as SP+ INFRA is able to redeem the Units such Other Stonepeak
Account (or investor or general partner therein) may have received in respect of such contribution in-kind simultaneously with the issuance of such Units. From time to time, investors in Other Stonepeak Accounts that may request conversions of all or part of their interests in one or more investments into Units of SP+ INFRA may also be able to request a similar conversion of such interest into units of another Other Stonepeak Account that participates in any such investment, and such decision could impact the amount of liquidity available in SP+ INFRA if such investor chooses to seek a conversion to SP+ INFRA and subsequently requests a redemption from SP+ INFRA, notwithstanding that it could have converted and redeemed its interest through an Other Stonepeak Account. Such requests may also result in shifting ownership of investments between SP+ INFRA and Other Stonepeak Accounts. Moreover, Unitholders will not receive a copy of any agreement memorializing any agreement related to a contribution in-kind from a third-party (even if in the form of a side letter). In addition, with respect to contributions in-kind of assets held by any Other Stonepeak Account, if such Other Stonepeak Account remains co-invested in such investment or if an Other Stonepeak Account is co-invested in such investment, Stonepeak may have contractual obligations to such Other Stonepeak Account to divest such investment pro rata between SP+ INFRA and such Other Stonepeak Account generally at the same time and on substantially the same terms. As Stonepeak will have capital invested in any Other Stonepeak
Account or co-investment vehicle, and potentially will be entitled to the realization of incentive allocation with respect to such
Other Stonepeak Account or co-investment vehicle in connection with the contribution in-kind of all or any portion of the assets of such vehicle to SP+ INFRA (which may be in the form of Units in SP+ INFRA), conflicts of interest may arise from time to time in connection with any allocation of an investment opportunity to any such Other Stonepeak Account and SP+ INFRA, the
General Partner’s decision to cause SP+ INFRA to accept such contribution in-kind (which may be influenced in part by the potential of realizing such incentive allocation) and other matters. See also “—Allocation of Investment Opportunities” herein.
Enhanced Scrutiny and Potential Regulation of the Private Investment Fund Industry and the Financial Services
Industry. SP+ INFRA’s ability to achieve its investment objectives, as well as the ability of SP+ INFRA to conduct its operations, is based on laws and regulations which are subject to change through legislative, judicial or administrative action.
Future legislative, judicial or administrative action could adversely affect SP+ INFRA’s ability to achieve its investment objectives, as well as the ability of SP+ INFRA to conduct its operations.

The alternative asset management and financial services industries are subject to enhanced governmental scrutiny and /
or increased regulation, and a number of legislative initiatives have been signed into law affecting alternative investment firms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a key feature of which is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve
Board”) to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the
Federal Reserve Board (including capital, leverage and liquidity requirements) if the FSOC determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the financial stability of the United States. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. For example, the Dodd-Frank Act added section 13 to the Bank Holding Company Act of 1956 (as amended), commonly referred to as the “Volcker Rule,” which (together with its implementing regulations), among other things, generally prohibits, subject to certain exceptions, any “banking entity” (generally defined as (i) any insured depository institution, subject to certain exceptions including for a depository institution that (together with every company that controls it) has $10 billion or less in total consolidated assets and trading assets and liabilities that are less than 5% of total consolidated assets, (ii) any company that controls such an institution, (iii) a non-U.S. bank that is treated as a bank holding company for purposes of U.S.
banking law, and (iv) any affiliate or subsidiary of the foregoing entities) from sponsoring, investing in, or conducting certain activities with a private equity fund, hedge fund or other fund that is not subject to the provisions of the 1940 Act in reliance solely upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Prospective investors in SP+ INFRA that are banking entities should consult their bank regulatory counsel prior to making an investment.
Future legislation may have an adverse effect on the private equity industry generally and/or on the Investment
Advisor or SP+ INFRA, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on the Investment Advisor or otherwise impede SP+ INFRA’s activities. Federal, state, and local legislators and regulators regularly introduce measures or take actions that may modify the regulatory requirements applicable to the financial industry. Changes in laws, regulations or regulatory policies, including resulting from changes in
U.S. executive administration or Congressional leadership, could adversely affect the private equity industry generally and/or the Investment Advisor or SP+ INFRA in substantial and unpredictable ways. We cannot predict if new legislation or regulations will be enacted or adopted and, if enacted or adopted, the effect that it would have on the private investment fund industry. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on SP+ INFRA and its activities.
Although the Investment Advisor is registered under the Advisers Act, the enactment of these reforms and / or other similar legislation could nonetheless have an adverse effect on the private investment funds industry generally and on
Stonepeak and / or SP+ INFRA specifically and may impede SP+ INFRA’s ability to effectively achieve its investment objectives. As a registered investment adviser under the Advisers Act, the Investment Advisor is required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Advisor and its Affiliates to make regulatory filings with respect to SP+
INFRA and its activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the
Investment Advisor is required to comply with a variety of regulatory reporting and compliance-related obligations under applicable federal, state and foreign securities laws (including, without limitation, reports or notices in connection with the
AIFMD and / or CFTC ((as defined below) as well as other international jurisdiction-specific obligations)). In light of the heightened regulatory environment in which SP+ INFRA, the General Partner and the Investment Advisor operate and the regulations applicable to private investment funds and their investment advisors, it has, over time, become increasingly expensive and time-consuming for SP+ INFRA, the General Partner, Investment Advisor and their Affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that Stonepeak Partners LP report detailed information about the assets, investments, performance, and liabilities of SP+ INFRA and other accounts and investment funds it advises as well as aggregated information about the investors in such vehicles, and because SP+ INFRA will be required to bear SP+ INFRA’s share of expenses relating to compliance-related matters and regulatory filings, SP+
INFRA will bear its pro rata share of the costs and expenses of initial and ongoing Form PF compliance applicable to SP+
INFRA, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Further changes to any required regulatory reporting with respect to SP+ INFRA could increase the costs and expenses associated therewith and may furthermore place SP+ INFRA at a competitive disadvantage to the extent that Stonepeak is required to disclose sensitive business information. Similarly, certain expenses incurred in connection with ongoing compliance with respect to SP+ INFRA, including compliance with Rule 206(4)-1 under the Advisers Act, known as the “Marketing Rule,”
including reviewing marketing materials that are prepared for existing and/or prospective limited partners for compliance therewith, shall be treated as Fund Expenses. In each case, such expenses are likely to be material, including on a cumulative basis over the life of SP+ INFRA. Additionally, SP+ INFRA may in the future engage third party service providers to perform some or a significant portion of the reporting and compliance related matters and functions under SP+ INFRA’s supervision
(including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by SP+ INFRA. Any further increases in the regulations applicable to private investment funds generally or
SP+ INFRA and / or the Investment Advisor in particular may result in increased expenses associated with SP+ INFRA’s activities and additional resources of the Investment Advisor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for the Unitholders and / or have an adverse effect on the ability of SP+ INFRA to effectively achieve its investment objective.
Current or future proposed rulemakings by the SEC are expected to result in alterations to how Stonepeak and the
Investment Advisor operate their business and / or SP+ INFRA, as well as the Investment Advisor’s implementation of SP+
INFRA’s investment strategy, to significantly increase compliance burdens and associated costs (which, to the extent permitted under the Fund LPA and consistent with applicable law, will be treated as Fund Expenses) and to possibly restrict the ability of the Investment Advisor to receive certain expense reimbursements or allocate certain expenses in certain circumstances. This regulatory complexity, in turn, could increase the need for broader insurance coverage by fund managers and increase such costs and expenses charged to SP+ INFRA and its Unitholders, if permitted. New SEC rules could also increase the cost of entering into and maintaining relationships with service providers to Stonepeak, the Investment Advisor and SP+ INFRA and /
or limit the number of service providers in a manner detrimental to Stonepeak, the Investment Advisor or SP+ INFRA.
In addition, new SEC rules could increase the risk of exposure of SP+ INFRA, the Investment Advisor and Stonepeak to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect the Investment Advisor, Stonepeak, and SP+ INFRA’s reputation, and to negatively impact SP+ INFRA in conducting its business (thereby materially reducing returns to Unitholders).
There can be no assurance that any new SEC or other regulatory rules and amendments will not have a material adverse effect on the Investment Advisor, Stonepeak, SP+ INFRA, its Investments and / or the Unitholders or that such rules or amendments will not materially reduce returns to the Unitholders. The SEC’s regulatory and examinations priorities under the agency’s new leadership are expected to continue to evolve.
In addition, the SEC has recently indicated an intention to focus on making alternative investments more available to retail investors. As an example, the President’s 2025 Executive Order to the U.S. Department of Labor to provide 401(k) plan fiduciaries with greater protection against litigation when offering investment options that include alternative assets supports the
SEC’s enhanced focus and efforts to democratize access to the “alternative asset” class. The Executive Order considers
“alternative assets” to include private market investments, direct and indirect holdings in real estate, digital assets, commodities and infrastructure investments. While the full extent of the anticipated SEC rulemaking or guidance is yet to be determined, potential changes relating to (i) accredited investor and/or qualified purchaser status or (ii) disclosure requirements surrounding fees are likely to have an impact on the operations of the Fund, including the types of products Stonepeak offers and the investor base Stonepeak targets.
SP+ INFRA is subject to certain anti-money laundering and anti-terrorist financing (“AML/CFT”) laws. For example, in January 2024, the U.S. Corporate Transparency Act and its beneficial ownership information reporting requirements
(collectively, the “CTA”) became effective, requiring certain legal entities to report beneficial ownership information to the
U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). On March 21, 2025, FinCEN issued an interim final rule (the “IFR”) which was published in the Federal Register on March 26, 2025, reducing the scope of the
CTA’s reporting requirements to apply only to foreign entities registered to do business in a U.S. state or territory. This narrowing may not be permanent, and further rulemaking now or in future administrations could re-impose the more expansive requirements of the prior rule. The CTA or any other similar rules, including those imposed by non-U.S. regulators, U.S. states, or other authorities, may impose increased compliance costs, regulatory obligations and reporting burdens.
Additionally, in August 2024, FinCEN issued a final rule that would require certain investment advisers, including registered investment advisers, to, among other measures, adopt an AML/CFT program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities (“IA AML Rule”). The
SEC has been delegated responsibility for examining investment advisers’ compliance with these requirements. On July 21,
2025, FinCEN announced its intention to delay the implementation of the AML/CFT rule until January 1, 2028 and to revisit the scope of both the AML/CFT rule and a related proposed rule establishing customer identification program rule requirements for investment advisers. These types of AML/CFT rules, if and when they become effective, may impose substantial regulatory obligations related to AML/CFT on Stonepeak’s business and may result in increased compliance costs and expenses borne by
SP+ INFRA.

These and other potentially applicable AML/CFT laws may impose substantial regulatory obligations on SP+ INFRA, and may require reporting the identity of, and certain other information regarding, at least certain Unitholders and their beneficial owners and/or control persons to relevant governmental authorities. In certain circumstances such disclosure may be eligible to be provided to governmental authorities on a confidential basis; however, there can be no assurance that, even if confidential treatment can be obtained in some circumstances, the confidentiality of the reported information will be maintained in all instances, or that SP+ INFRA will not be subject to other regimes that require public disclosure of such information.
Furthermore, various federal, state and local agencies have been examining, and the SEC has enacted a rule restricting, the role of Placement Agents, finders and other similar private investment fund service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information and limitations on making political contributions by certain persons associated with the sponsors of private funds, and in connection therewith, new and / or proposed rules and regulations in this arena may increase the possibility that the General Partner, Investment
Advisor and their Affiliates may be exposed to claims and / or actions that could require a Unitholder to withdraw from SP+
INFRA. As a related matter, Stonepeak may be required to provide certain information regarding some of the Unitholders to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA (as defined below).
In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private investment firms on a variety of matters of interest to organized labor.
Stonepeak is from time to time subject to litigation and claims relating to its businesses, as well as governmental and /
or regulatory inquiries, investigations and / or proceedings. Certain regulatory, litigation and other similar matters are disclosed in (i) the Fund’s public filings (including, without limitation, its current, periodic and annual reports on Forms 8-K, 10-Q and
10-K) and filings of Stonepeak Partners LP on Form ADV, which may be accessed through the website of the SEC
(www.sec.gov), and (ii) materials made available through the Fund’s investor data site. Any such disclosures in the Fund’s public filings or which are otherwise made available to Unitholders, including by way of posting to the Fund’s investor data site, are incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings. There can be no assurance that the foregoing will not have an adverse impact on Stonepeak or SP+ INFRA or otherwise impede SP+ INFRA’s activities. The recent negative perception of the private investment fund industry in certain countries could make it harder for funds sponsored by private investment firms, such as SP+ INFRA, to successfully bid for and complete investments.
In addition to the U.S. legislation described above, other jurisdictions, including many European jurisdictions, have proposed modernizing financial regulations that have called for, among other things, increased regulation of and disclosure with respect to, and possibly registration of, hedge funds and private investment funds such as through the AIFMD discussed below.
There is therefore a material risk that regulatory agencies in the United States, Europe, Asia or elsewhere may adopt burdensome laws (including tax laws) or regulations, or changes in law or regulation, or in the interpretation or enforcement thereof, which are specifically targeted at the private investment fund industry, or other changes that could adversely affect private investment firms and the funds they sponsor, including SP+ INFRA.
In addition, as private fund firms and other alternative asset managers become more influential participants in the U.S.
and global financial markets and economy generally, the private fund industry has recently been subject to criticism by some politicians, regulators and market commentators. The recent negative perception of the private fund industry in certain countries could make it harder for SP+ INFRA to successfully bid for and complete Investments.
Each prospective investor is strongly urged to consult its own legal advisors with respect to the consequences under applicable regulatory regimes regarding banks and other financial institutions and investors therein of the purchase and ownership of Units in SP+ INFRA.
Absence of Regulatory Oversight. Notwithstanding that the Investment Advisor is registered as an investment adviser under the Advisers Act, and the Fund may be considered similar in some ways to an investment company, the Fund is not required and does not intend to register under the Advisers Act, and, accordingly, Unitholders are not afforded the protections of the Advisers Act.
Registration under the U.S. Commodity Exchange Act. Registration with the U.S. Commodity Futures Trading
Commission (the “CFTC”) as a “commodity pool operator” (“CPO”) or commodity trading advisor (“CTA”), reliance on an alternative exemption (including in the event that any exemption or no-action relief upon which the Fund is currently relying is modified, rescinded or otherwise no longer available), or any change in SP+ INFRA’s, the General Partner’s, the Investment
Advisor’s or their affiliates’ operations (including, without limitation, any change that causes the General Partner, the
Investment Advisor or their principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the General Partner’s or the Investment Advisor’s ability to rely upon an exemption or other relief from registration as a CPO and/or CTA with respect to SP+ INFRA could adversely affect SP+ INFRA’s ability to implement its investment program, conduct its operations and / or achieve its objectives and subject SP+ INFRA to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the General Partner and/or the Investment Advisor to cease or to limit holding or investing in interests, which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on SP+ INFRA’s ability to implement its investment objectives and to hedge risks associated with its operations.
Laws of Other Jurisdictions Where SP+ INFRA is Marketed. Units in SP+ INFRA can be marketed in various jurisdictions in addition to those more specifically addressed elsewhere in this Annual Report. In order to market Units in SP+
INFRA in certain jurisdictions (or to investors who are citizens of or resident in such jurisdictions), SP+ INFRA, the General
Partner, Stonepeak and its Affiliates will be required to comply with applicable laws and regulations relating to such activities.
Compliance might involve, among other things, making notifications to or filings with local regulatory authorities, registering
SP+ INFRA, the General Partner, Stonepeak and its Affiliates or the Units with local regulatory authorities or complying with operating or investment restrictions and requirements, including with respect to prudential regulation. Compliance with such laws and regulations could limit the ability of SP+ INFRA to participate in investment opportunities and could impose onerous or conflicting operating requirements on SP+ INFRA, the General Partner, Stonepeak and its Affiliates. The costs, fees and expenses incurred in order to comply with such laws and regulations, including, without limitation, related legal fees and filing or registration fees and expenses, will be borne by SP+ INFRA and could be substantial. In addition, if SP+ INFRA, the
General Partner, Stonepeak and its Affiliates were to fail to comply with such laws and regulations, any or all of them could be subject to fines or other penalties, the cost of which typically would be borne by SP+ INFRA.
Impact of E.U. and U.K. Sustainable Finance Regulatory Developments. The European sustainable finance regulatory environment for alternative investment fund managers and financial services firms continues to evolve and increase in complexity, making compliance more costly and time-consuming. There is growing regulatory interest, both in the E.U. and the U.K., in improving transparency around how asset managers define, measure and disclose impact of sustainability factors on the performance of their funds and financial products, in part, to avoid the practice of ‘greenwashing’ but principally to enable prospective investors to make informed choices in pursuit of their own responsible investment or sustainability policies.
The European Union has published a number of strategic initiatives in recent years that are designed to transform the entire financial system and reorient capital flows towards sustainable investment, which is to be achieved through the selection of appropriate investments by well-informed, or suitably advised, investors who may themselves be under an obligation to disclose to their own stakeholders how they integrate sustainability into their own decision-making.
It is difficult to predict whether the E.U.’s measures will succeed in reorienting capital flows and, if it is successful, the impact it will have on the returns to investors. There is a risk that the value of investments made by SP+ INFRA in pursuing its investment strategy could be adversely affected over the life of SP+ INFRA by changes to economic conditions brought about by the E.U.’s initiatives.
As part of the above, the E.U. adopted the Sustainable Finance Disclosure Regulation ((EU) 2019/2088) (the “SFDR”),
which took effect from 10 March 2021 (as supplemented by delegated legislation specifying detailed regulatory technical standards (“RTS”)) and which requires transparency with regard to the integration of sustainability risks and the consideration of adverse sustainability impacts in an alternative investment fund manager’s processes and the provision of sustainability-
related information with respect to AIFs. In addition, the Regulation on the establishment of a framework to facilitate sustainable investment ((EU) 2020/852) (the “Taxonomy Regulation”) establishes a framework (and detailed criteria in regulatory technical standards made under the Taxonomy Regulation) to determine whether an economic activity qualifies as an environmentally sustainable economic activity, and requires in-scope financial products to disclose whether, and if so the degree to which, the financial product is invested in investments with exposure to such environmentally sustainable economic activities.
While SP+ INFRA is not directly subject to SFDR, the Taxonomy Regulation or the RTS but these regulations may have an indirect impact on the Investment Advisor and SP+ INFRA and its ability to achieve its investment objectives, including as a result of the parallel management of SP+ INFRA and the Lux Fund and the expectation that interests in the Lux
Fund will be offered to investors in the E.U. An affiliate of the General Partner has formed the Lux Fund, which is managed by an EEA alternative investment fund manager in Luxembourg (the “Luxembourg AIFM”). The Luxembourg AIFM will need to comply with these regulations and provide certain sustainability related disclosures, including with respect to such environmental and / or social characteristics as may be promoted by the Lux Fund as part of its investment strategy. There is also a risk that the Lux Fund’s SFDR classification will affect the pool of investors that it will be able to target, which may have an indirect effect on SP+ INFRA.
In November 2025, the European Commission proposed significant changes to the SFDR regime, which are proposed to come into effect during 2028. The changes are not expected to apply directly to the Lux Fund by virtue of transitional provisions that would exempt closed-end funds that are created and distributed prior to the implementation of the new requirements. Nonetheless, there is significant uncertainty as to the final form that such rules could take and it is unclear whether and to what extent there could be any direct or indirect impact on the Lux Fund and indirectly SP+ INFRA. The
Luxembourg AIFM will, therefore, have to continue to monitor any developments to these regulations and their implementation and resources will need to be allocated to continue to assess how SP+ INFRA is impacted and the effects of any additional compliance and reporting burdens. The Luxembourg AIFM reserves the right to adopt such arrangements as it deems necessary or desirable to comply with applicable current or future requirements of the SFDR and the Taxonomy Regulation.
As of the date hereof, the full impact of the SFDR and the Taxonomy Regulation on the Lux Fund, and indirectly SP+
INFRA, continues to develop as guidance and clarifications are published by the European Commission and the European
Supervisory Authorities. There could also be divergent interpretations of the requirements at E.U. Member State level, and national guidance and supervisory activities have already emerged in certain Member States. In addition, the European
Commission has also proposed an “Omnibus simplification package” aimed at simplifying sustainability regulatory requirements, which may introduce changes to regulations such as the Taxonomy Regulation (among possible other E.U.
sustainability-related regulations).
The U.K. has introduced certain sustainability-related disclosure requirements for asset managers, including naming and marketing requirements for funds that have sustainability-related characteristics; however, these are expected to have limited direct impact on non-U.K. funds managed by non-U.K. asset managers (including SP+ INFRA) as they will apply only to U.K. authorised firms and do not currently extend to overseas funds; however, there could be an indirect impact on the Lux
Fund, and consequently SP+ INFRA in circumstances where the Lux Fund is marketed to investors via a U.K. authorised firm acting as a placement agent or distributor (including an affiliate of the General Partner), as such firms are required to comply with an “anti-greenwashing rule”, which may result in additional costs to the Lux Fund and SP+ INFRA and/or reputational risk to Stonepeak, and may impact the way in which a distributor is able to market the Lux Fund on behalf of the General Partner to
U.K. investors. Nonetheless, there is still uncertainty as to the potential indirect impacts of this SFDR and investment labels regime on the General Partner, the Investment Advisor, the Luxembourg AIFM, the Lux Fund, and indirectly SP+ INFRA.
Overall, compliance with these and other sustainability-related regulatory developments, including existing and future regulation in the E.U., the U.K., and elsewhere, is expected to result in increased legal, compliance, reporting and other associated costs and expenses which may be borne by SP+ INFRA. The General Partner and SP+ INFRA may become subject to additional disclosure or other regulatory requirements in the future and there is no guarantee that SP+ INFRA’s current arrangements will be sufficient to meet future regulatory requirements. In addition, the General Partner and/or SP+ INFRA may become subject to conflicting regulatory requirements in the United States and the European Union. The General Partner
reserves the right to adopt such arrangements with respect to compliance with current or future sustainability-related regulatory requirements, including under the E.U. and U.K. regimes described above, as it deems appropriate, including in relation to conflicting requirements in different jurisdictions.
SP+ INFRA will bear (pro rata with the Parallel Funds and the Lux Fund based on net asset value, or in a different manner if Stonepeak determines in good faith that doing so is more equitable or appropriate under the circumstances) the costs and expenses of compliance with the SFDR, the Taxonomy Regulation and any other applicable sustainability-related legislation or regulations, including costs and expenses of collecting and calculating data and the preparation of policies, disclosures and reports, in addition to other matters that relate solely to marketing and regulatory matters which otherwise would apply solely to the Partnership. It is difficult to predict the full extent of any such costs and expenses.
“Bad Actor” Restrictions for Private Placements Conducted Under Rule 506 of Regulation D. Regulation D under the Securities Act bars issuers deemed to be “bad actors” from relying on the exemption from registration under the Securities
Act provided by Rule 506 of Regulation D (“Rule 506”) if a “covered person” of the issuer has been the subject of a
“disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, its affiliates, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (i) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security, false filings with the SEC or arising out of the conduct of certain financial services businesses; (ii) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (iii) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (iv) SEC cease and desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (v) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (vi) U.S. Postal Service false representation orders. A disqualification occurs only in the case of a disqualifying event of a covered person that occurred or occurs on or after September 23, 2013, although issuers must disclose to potential investors in an offering pursuant to Rule 506 disqualifying events of covered persons that occurred before
September 23, 2013. Rule 506 provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care could not have known, that the issuer or any other covered person was subject to a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.

In connection with the offering of the Fund’s Units, Stonepeak and the General Partner will make inquiries into whether any persons that either Stonepeak or the General Partner has determined to be covered persons of SP+ INFRA have been subject to any disqualifying events. In some circumstances, however, Stonepeak’s or the General Partner’s ability to determine whether SP+ INFRA would be disqualified from relying on Rule 506 will depend on the cooperation of parties over whom Stonepeak or the General Partner has limited control and influence. If any of SP+ INFRA’s covered persons, including any such covered person affiliated with Stonepeak or the General Partner, is subject to a disqualifying event, SP+ INFRA could lose the ability to raise capital in a future offering in reliance on Rule 506 for a significant period of time and SP+ INFRA’s business, financial condition and results of operations could be materially and adversely affected.
Each investor may be required to represent that neither it nor any of its beneficial owners is subject to a disqualifying event. In addition, if at any time a Unitholder is or becomes subject to a disqualifying event that could result in disqualification of the Fund’s use of the Rule 506 exemption under the Securities Act, as determined in good faith by the General Partner, at any time on or prior to the final admission of Unitholders, then the portion of such Unitholder’s Units in the Fund in excess of
19.99% of the aggregate voting interests of the Fund will be converted to non-voting interests, and such non-voting interests will not be included for purposes of calculating any vote, approval or consent of the Unitholders under the Fund LPA.
FOIA. To the extent that the General Partner determines in good faith that, as a result of the U.S. Freedom of
Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a Unitholder or any of its Affiliates may be required to disclose information relating to SP+ INFRA, its Affiliates, and / or any entity in which an Investment is made (other than certain fund-level, aggregate performance information described in the Fund LPA), which disclosure could, for example, affect
SP+ INFRA’s competitive advantage in finding attractive investment opportunities. The General Partner may, in order to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such Unitholder, as more fully described in the Fund LPA. Without limiting the foregoing, in the event that any party seeks the disclosure of information relating to SP+ INFRA, its Affiliates, and / or any entity in which an Investment is made under FOIA or any such similar law, the General Partner may, in its discretion, initiate legal action and / or otherwise contest such disclosure, which may or may not be successful, and any expenses incurred therewith will be borne by SP+ INFRA.
Handling of Mail. Mail addressed to SP+ INFRA and received at its registered office will be forwarded unopened to the forwarding address supplied by SP+ INFRA to be dealt with. None of SP+ INFRA, the Investment Advisor, the General
Partner, or any of its or their directors, officers, advisors, or service providers (including any organization which provides registered office services in Delaware) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address. In particular, the directors or officers, as applicable, of the General Partner will only receive, open or deal directly with mail which is addressed to them personally (as opposed to mail which is addressed just to SP+ INFRA).
Proxy Statements, Unitholder Proposals and Other Matters. Unitholders are not entitled to vote in the election of the
Fund’s directors. Accordingly, the Fund is not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of Unitholders is required under the Fund LPA or
Delaware law. Moreover, Unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit proposals under Rule 14a-8 of the Exchange Act except on matters on which such Unitholders have voting rights, if any.
Exclusive Delaware Jurisdiction. The Fund LPA designates the courts of the State of Delaware (or, if the General
Partner determines and a Unitholder agrees as of such Unitholder’s admission date, in the courts of the State of New York located in New York County or the United States District Court for the Southern District of New York), and to the extent subject matter jurisdiction exists therefor, the United States for the District of Delaware, as the exclusive forum for any such action or proceeding against the parties relating in any way to the Fund LPA. Any person or entity purchasing or otherwise acquiring Units shall be deemed to have notice of and to have consented to the forum provision in the Fund LPA. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in the Fund LPA. This forum selection provision may limit a Unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Stonepeak or the Fund’s directors and officers or other Unitholders, which may discourage such lawsuits. The validity of the forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the Fund LPA inapplicable or unenforceable with respect to one or more types of actions or proceedings, the Fund may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect the Fund’s business, financial condition and results of operations and result in a diversion of the time and resources of the General Partner and the Investment Advisor and the Fund’s directors and officers.
Change of Law. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have the discretion to implement, change or increase regulation or to implement laws affecting the operations of SP+ INFRA and its portfolio companies. SP+ INFRA and its portfolio companies also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on SP+ INFRA and / or its portfolio companies.
Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a portfolio company or gains recognized by SP+ INFRA on its investment in a portfolio company, that could impact the portfolio company’s business as well as SP+ INFRA’s return on investment with respect to such portfolio company. These same factors may limit the ability of SP+ INFRA to source, diligence and execute new investments and to manage, finance and exit investments in the future, and governmental mitigation actions may constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to the investment strategy SP+ INFRA intends to pursue, all of which could adversely affect SP+ INFRA’s ability to fulfill its investment objectives. Moreover, because some of SP+ INFRA’s portfolio companies may provide basic everyday services and / or face limited competition, or because the industries of certain of SP+ INFRA’s portfolio companies may be considered strategic areas or for other reasons, governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business.
1940 Act Considerations. The Fund and the Feeder Fund currently rely upon the exclusion from the definition of
“investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and Fund LPA contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, Stonepeak has operated and intends to continue to operate such that none of the Fund, the Feeder Fund, the Aggregators, the Lower Funds or
any Parallel Fund will be required to register as investment companies under the 1940 Act.
While not currently expected, in light of SP+ INFRA’s perpetual structure, in the future, the General Partner may determine in its sole discretion for the Fund and/or the Feeder Fund to seek to: (i) rely on a different exclusion from the definition of “investment company” under the 1940 Act; (ii) register as an investment company under the 1940 Act; or (iii)
elect to be regulated as a business development company under the 1940 Act.
If the Fund and the Feeder Fund were to rely on a different exclusion from the definition of “investment company”
under the 1940 Act, it is possible a change in the value of SP+ INFRA’s assets could cause SP+ INFRA to fall within the definition of “investment company” inadvertently. As a result, SP+ INFRA may need to structure its holdings and business operations in a different manner, including restricting or limiting the scope of its operations or the types of acquisitions that it may make, modifying its organizational structure and tax treatment, or acquiring or disposing of assets that it might not have otherwise. SP+ INFRA may incur additional costs and expenses and be subject to increased regulatory scrutiny as a result of such a change. Specifically, if the General Partner were to structure SP+ INFRA’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that SP+ INFRA’s assets would primarily consist of majority-controlled portfolio companies or general partner or co-general partner interests in joint ventures (that in turn hold majority or primary control of portfolio companies). It is expected these joint ventures would generally be alongside Other Stonepeak Accounts and in cases where SP+ INFRA is a co-
general partner of the joint venture an Other Stonepeak Account may be the other co-general partner. In such cases the relative economic interests of the co-general partners are expected to vary from joint venture to joint venture and such Other Stonepeak
Accounts may have certain governance rights that do not correspond with their economic interests on a pro rata basis.
Any adjustment in SP+ INFRA’s business strategy, assets, tax treatment or other matters related to a change in SP+
INFRA’s treatment under the 1940 Act could negatively impact the value of the Units.
If the Fund and the Feeder Fund are required to register as an investment company under the 1940 Act, SP+ INFRA would become subject to substantial regulation with respect to its capital structure (including the ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.
Compliance with the 1940 Act would, accordingly, limit SP+ INFRA’s ability to make certain investments and require it to significantly restructure its business plan, which could materially adversely affect SP+ INFRA’s NAV and its ability to pay distributions to Unitholders.
Economic Sanctions and Anti-Bribery Considerations. Economic sanctions laws in the United States and other jurisdictions may prohibit Stonepeak, Stonepeak’s professionals and SP+ INFRA from transacting with or in certain countries and with certain individuals and companies. For example, in the United States, the U.S. Department of the Treasury’s Office of
Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanctions evaders and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries,

territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time (as has recently been the case with respect to Russia and certain Russian and Belarusian entities and individuals), can be found on the OFAC website at <http://www.treas.gov/ofac>. In addition, certain programs administered by
OFAC prohibit dealing with individuals or entities in certain countries and territories regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict SP+ INFRA’s investment activities in certain countries and territories, and if SP+ INFRA or its portfolio companies were to violate any such laws or regulations, they may face significant legal and monetary penalties. Other jurisdictions maintain different and / or additional economic and trade sanctions. Accordingly, SP+ INFRA may require Unitholders to represent that they are not named on a list of prohibited entities and individuals maintained by OFAC or under similar E.U. Regulations and U.K. Regulations (including as the latter are extended to the Cayman Islands by Statutory Instrument), and Cayman Islands Regulations, and are not
operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., the United Nations, the E.U., the U.K. or the Cayman Islands (collectively “Sanctions Lists”). If a Unitholder is on a Sanctions
List, SP+ INFRA may be required to cease any further dealings with the Unitholder’s interest in SP+ INFRA until such sanctions are lifted or a license is sought under applicable law to continue dealings. Accordingly, these types of sanctions laws may prohibit or limit SP+ INFRA’s investment activities. Although Stonepeak expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by Stonepeak’s or Fund’s activities, which would adversely affect SP+ INFRA.
Accordingly, SP+ INFRA may require each investor to represent and warrant, on a continuing basis, that it is not, and that, to the best of its knowledge or belief, its beneficial owners, controllers or authorized persons (“Related Persons”) (if any)
are not: (i) named on any list of sanctioned entities or individuals maintained by the OFAC or pursuant to E.U. and / or U.K.
Regulations (as the latter are extended to the Cayman Islands by Statutory Instrument) and / or Cayman Islands legislation, (ii)
operationally based or domiciled in a country or territory in relation to which sanctions imposed by the United Nations, OFAC, the E.U., the U.K. and / or the Cayman Islands apply, or (iii) otherwise subject to sanctions imposed by the United Nations,
OFAC, the E.U., the U.K. (including as the latter are extended to the Cayman Islands by Statutory Instrument) or the Cayman
Islands (collectively, a “Sanctions Subject”).
Where an investor or a Related Person is or becomes a Sanctions Subject, SP+ INFRA may be required immediately and without notice to such investor to cease any further dealings with the investor and / or the investor’s interest in SP+ INFRA until the investor or the relevant Related Person (as applicable) ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). SP+ INFRA, the General Partner, the Investment
Advisor and their respective employees, agents and representatives shall have no liability whatsoever for any liabilities, costs, expenses, damages and / or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by the investor as a result of a Sanctioned Persons Event.
In addition, should any investment made on behalf of SP+ INFRA subsequently become subject to applicable sanctions, SP+ INFRA may immediately and without notice to the investor cease any further dealings with that investment until the applicable sanctions are lifted or a license is obtained under applicable law to continue such dealings.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Stonepeak, the Stonepeak professionals and SP+ INFRA are committed to complying with the U.S.
Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations as well as anti-boycott regulations, to which they are subject. As a result, SP+ INFRA may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for SP+ INFRA to act successfully on investment opportunities and for portfolio companies to obtain or retain business. Although Stonepeak conducts anti-corruption due diligence on all targets with operations, SP+ INFRA may acquire an Investment with risks related to prior non-compliance with one or more of these statutes. Furthermore, although Stonepeak has robust compliance programs designed to ensure strict compliance by Stonepeak and its personnel with the FCPA and the U.K. Bribery Act and other similar laws, even reasonable compliance programs may not be effective in all instances at preventing violations.
In addition, the U.K. Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery.
Other countries have also adopted or improved their anti-corruption legal regimes in recent years. Many of these laws have extraterritorial application. In addition, in spite of Stonepeak’s policies and procedures, portfolio companies, particularly in cases where SP+ INFRA or Other Stonepeak Account does not control such portfolio company, and persons acting on behalf of
SP+ INFRA or any portfolio company and third-party consultants, managers and advisors, including Related Persons of
Stonepeak, may engage in conduct and activities that could result in a violation of one or more of the FCPA, U.K. Bribery Act or other similar laws. Any determination that a related entity not controlled by Stonepeak or SP+ INFRA, or Stonepeak or SP+
INFRA themselves or their controlled entities, have violated the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws or anti-bribery laws (including Luxembourg) could subject Stonepeak and SP+ INFRA to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm and / or a general loss of investor confidence, any one of which could adversely affect Stonepeak’s business prospects and / or financial position, as well as SP+ INFRA’s ability to achieve its investment objective and / or conduct its operations. SP+
INFRA may incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to the FCPA, the U.K. Bribery Act or other applicable anti-
corruption laws or anti-bribery laws. In these cases, SP+ INFRA could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.
Antitrust Risk. SP+ INFRA and its portfolio companies are and will be subject to antitrust and competition rules that apply in the U.S. and the countries or regions where they do business. Failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating SP+ INFRA’s Investments. In certain instances, a failure to comply could also result in an inability to consummate an Investment, restricting additional investment(s)
in existing Investments and / or requiring divestment of certain assets. This could also negatively affect Stonepeak’s brand and reputation and could require the General Partner’s and / or the Investment Advisor’s management to devote time to compliance with such rules and resolution of such outcomes, which would reduce the time spent on SP+ INFRA’s other activities. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. This has become particularly true in Europe. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that SP+ INFRA, the General Partner, the Investment Advisor or the portfolio companies will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity, or the resulting negative impacts described above.
Cayman Islands Regulatory Oversight. Many investment vehicles related to SP+ INFRA and established in the
Cayman Islands will be required to register and be regulated as a private fund under the Private Funds Act (as revised) (the
“Private Funds Act”) of the Cayman Islands. Once registered, the Cayman Islands Monetary Authority (the “Authority”) will have supervisory and enforcement powers to ensure any such vehicle’s compliance with the Private Funds Act. The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they become due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include the power to require the substitution of the general partner of such vehicle, to appoint a person to advise such vehicle on the proper conduct of its affairs or to appoint a person to assume control of the affairs of such vehicle. There are other remedies available to the
Authority including the ability to apply to court for approval of other actions.
Cayman Islands Data Protection. The Cayman Islands Data Protection Act (As Revised) (the “DPA”) establishes legal requirements for SP+ INFRA based on internationally accepted principles of data privacy.
The Fund has prepared a document outlining the Fund’s data protection obligations and the data protection rights of investors (and individuals connected with investors) under the DPA (the “Fund Privacy Notice”). The Fund Privacy Notice is
contained within the Subscription Agreement and is available to existing investors by contacting the Investment Advisor.
Prospective investors should note that, by virtue of making investments in SP+ INFRA and the associated interactions with SP+ INFRA, the General Partner and their respective Affiliates and / or delegates (including completing the Subscription
Agreement, and including the recording of electronic communications or phone calls where applicable), or by virtue of providing SP+ INFRA with personal information on individuals connected with the investor (for example directors, trustees, employees, representatives, shareholders, investors, clients, beneficial owners or agents) such individuals will be providing SP+
INFRA, the General Partner and their respective Affiliates and / or delegates (including, without limitation, any third party administrator) with certain personal information which constitutes personal data within the meaning of the DPA. SP+ INFRA and / or the General Partner shall, to the extent applicable, act as a data controller in respect of this personal data and their respective Affiliates and / or delegates, such as a third party administrator, the Investment Advisor and others, may act as data processors (or data controllers in their own right in some circumstances).
By investing in SP+ INFRA and / or continuing to invest in SP+ INFRA, investors shall be deemed to acknowledge that they have read in detail and understood the Fund Privacy Notice and that the Fund Privacy Notice provides an outline of their data protection rights and obligations as they relate to the investment in the Fund. The Subscription Agreement contains relevant representations and warranties.
Oversight of the DPA is the responsibility of the Ombudsman’s office of the Cayman Islands. Breach of the DPA by the Fund could lead to enforcement action by the Ombudsman, including the imposition of remediation orders, monetary penalties or referral for criminal prosecution.
LEGAL & REGULATORY – ERISA

ERISA & Related Considerations. The General Partner intends to conduct the affairs of the Fund so that the Fund’s assets should not be deemed to constitute “plan assets” under the U.S. Employee Retirement Income Security Act of 1974, as
amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42)
of ERISA (the “Plan Asset Regulations”). In this regard, if any class of the Units are not considered “publicly-offered securities,” within the meaning of the Plan Asset Regulations, the General Partner intends to prohibit “benefit plan investors”
from acquiring Units that are part of a class of Units that are not considered “publicly-offered securities.”
The General Partner may also elect to operate the Fund as a “venture capital operating company,” within the meaning of the Plan Asset Regulations (“VCOC”). Operating the Fund as a VCOC would require that the Fund obtain rights to substantially participate in or influence the conduct of the management of a number of the Fund’s Investments. In the case of
Investments in portfolio companies, the Fund may designate a director to serve on the board of directors of one or more portfolio companies as to which it obtains such rights. The designation of directors and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors. While the General Partner intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded.
Moreover, because the General Partner may operate the Fund in a manner intended to qualify the Fund as a VCOC, the
Fund may be restricted or precluded from making certain Investments. In addition, such operation could require the General
Partner to liquidate Investments at a disadvantageous time, resulting in lower proceeds to the Fund than might have been the case without the need for such compliance. No assurance can be given that the Fund will operate as a VCOC.
Risk Arising from Potential Control Group Liability. Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Fund holds in one or more of its portfolio companies, the Fund itself cannot be considered part of an ERISA controlled group unless the Fund is considered to be a “trade or business”.
While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements.
If the Fund were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Investment by the Fund and / or its Affiliates and other co-investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax-qualified single employer defined benefit pension plan liabilities and / or multiemployer plan withdrawal liabilities incurred by the portfolio company could result in liability being incurred by the Fund, with a resulting need for additional capital contributions, the appropriation of Fund assets to satisfy such pension liabilities and / or the imposition of a lien by the PBGC on certain Fund assets. Moreover, regardless of whether or not the Fund were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA
“controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
LEGAL & REGULATORY – TAX
General Tax Considerations. An investment in the Fund may involve complex tax considerations that will differ for each investor, and there may be delays in distributing important tax information to investors (including the distribution of U.S.
Schedule K-1s or their equivalent). In addition, the Fund will take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should the IRS or another tax authority successfully challenge any such positions, the
Fund or a Unitholder might be found to have a different tax liability for that year than that reported on the applicable tax return.
Tax Liability. Any change of the Fund’s tax status or in taxation legislation or any interpretation thereof in the United
States or any country where the Fund has assets or operations could affect the value of the assets held by the Fund or its ability to achieve its investment strategy or provide favorable returns to Unitholders. Any such change could also adversely affect the net amount of any redemption proceeds paid to Unitholders. If the Fund is treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which it invests or in which its interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for the Fund to maintain its tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which the Fund operates in order to avail itself of any benefits.
Base Erosion, Profit Shifting and Related Measures. The Organization for Economic Co-operation and Development
(“OECD”) together with the G20 countries has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing tax revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and the taxation of hybrid instruments and hybrid entities have already been introduced and will continue to be introduced in relevant tax legislation of participating OECD countries.
Depending on if and how these proposals are implemented, they may have a material impact on how returns to investors are taxed. Such implementation may also give rise to additional reporting and disclosure obligations for the Fund and / or its investors.
FATCA. Under the Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) must comply with a complicated and expansive reporting regime or be subject to a 30% U.S.
withholding tax on certain U.S. payments and non-U.S. entities which are not FFIs must either certify they have no substantial
U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to nonparticipating FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however, the term generally refers to payments that are from non-U.S. sources but that are “attributable to” certain U.S. payments described above. Withholding on these payments is not set to apply until two years after the date on which the final U.S. Treasury regulations that define “foreign passthru payments” are published. In general, non-U.S. investment funds, such as underlying entities in which the Fund may invest, are expected to be considered FFIs. The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS, or, if subject to an Intergovernmental Agreement (“IGA”), register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The Investment Advisor intends that any non-U.S. partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to FFIs may be subject to a U.S. withholding tax, fines and penalties which would reduce the cash available to investors in SP+ INFRA. These reporting requirements may apply to underlying entities in which SP+ INFRA invests and SP+ INFRA may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Unitholder may, in accordance with the Fund LPA, be deemed to have been distributed to such Unitholder to the extent the taxes reduce the amount otherwise distributable to such
Unitholder. In addition, non-U.S. investment funds and underlying entities in which the Fund may invest may be subject to reporting requirements in other jurisdictions under legislation similar to FATCA, such as legislation implementing the OECD
Standard for Automatic Exchange of Financial Account Information in Tax Matters – the Common Reporting Standard.
Prospective investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
Possible Legislative or Other Developments. All statements contained in this Annual Report concerning the income tax consequences of any investment in the Fund are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in the Fund will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of Unitholders. Additionally, tax authorities in jurisdictions where the Fund maintains Investments may change their tax codes so as to materially increase the tax burden associated with an investment in the Fund or to force or attempt to force increased disclosure from or about the Fund and / or the Unitholders as to the identity of all persons having a direct or indirect interest in the Fund. Such additional disclosure may take the form of additional filing requirements on Unitholders.
Taxation in Certain Jurisdictions. The Fund, vehicles through which the Fund makes Investments, or Unitholders may be subject to income or other tax in the jurisdictions in which Investments are made, jurisdictions in which the Fund operates, and / or jurisdictions of entities through which the Fund makes Investments. Additionally, withholding tax or branch tax may be imposed on the Fund’s earnings (or vehicles through which the Fund invests) from Investments in such jurisdictions. Local and other tax incurred in non-U.S. jurisdictions by the Fund or vehicles through which the Fund invests may not be creditable to or deductible by a Unitholder under the tax laws of the jurisdiction where such Unitholder resides, including the United States. There can be no assurance that tax authorities in such jurisdictions will not treat the Fund (or any of its
Affiliates) as if the Fund or its Affiliates have a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between countries in Europe and countries through which the Fund invests may adversely affect its ability to efficiently realize income or capital gains.
Changes in Tax Law. Changes in applicable law or interpretations of such law may in particular adversely affect the
Fund’s ability to efficiently realize income or capital gains. To the extent possible, the Fund seeks to structure its Investments and activities to minimize its tax liability; however, there can be no assurance that the Fund will be able to eliminate its tax liability or reduce it to a specified level. Unitholders should be aware that the described tax effects are based on the currently applicable law and its interpretation by jurisprudence and the respective tax authorities.
U.S. Federal Income Tax Legislation. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and further modifications to the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in the Fund is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Fund and the impact on the Fund and any potential investments.
UBTI & ECI; Tax Treatment of Corporations. The Fund generally expects to make investments that give rise to
UBTI, other than UDFI, or ECI (all as defined below) (other than with respect to ECI resulting from entities classified as
United States real property holding corporations (“USRPHC”)) through Corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction. Although the Fund believes any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard any such Corporation for UBTI or ECI purposes, which could result in the debt-
financed property or other UBTI rules being applied to tax-exempt Unitholders directly or the ECI rules being applied to Non-
U.S. Unitholders directly.
Although the Fund generally expects to avoid incurring ECI and UBTI (other than UDFI) by making investments through entities classified as corporations for U.S. federal income tax purposes, there can be no guarantee the Fund will in fact do so and investors that are sensitive to direct incurrence of UBTI, including UDFI, or ECI, including ECI arising from an investment in a USRPHC, are encouraged to consider an investment in the Feeder Fund.
To the extent that any Corporation through which the Feeder Fund and / or the Fund invests were disregarded by the
IRS, an investment in the Fund by a tax-exempt Unitholder may result in such Unitholder recognizing UBTI (including from a trade or business conducted by a partnership of which the tax-exempt entity is a partner). Thus, tax-exempt Unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from the Fund that is treated as UBTI. Additionally, the Fund may directly or indirectly incur leverage on a portfolio or investment basis and such leverage may give rise to unrelated debt-financed income (“UDFI”). No assurances can be provided that the Fund will not incur UDFI and that such UDFI will not be attributed directly to tax-exempt investors. In addition, an investment in the Fund by a Non-U.S. Unitholder may result in such Unitholder recognizing and being required to report income that is effectively connected with the conduct of a U.S. trade or business (“ECI”). Non-U.S.
Unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to ECI of the Fund allocable to them. Regardless of whether the Fund’s activities constitute a trade or business, under provisions added to the Code by the FIRPTA, gain derived by the Fund from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus, Non-U.S. Unitholders that invest in the Fund should be aware that a portion of the Fund’s income and gain from U.S. Investments may be treated as ECI and thus may cause the Non-U.S. Unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S.
federal income tax return filing obligations, with respect to their share of such income and gain. Stonepeak has no obligation to minimize UBTI or ECI.
Prospective investors should consult their own tax advisors regarding the foregoing.
Phantom Income. A Unitholder that is subject to U.S. tax or subject to tax in other jurisdictions may be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of the Fund’s investment activities, it may generate taxable income in excess of cash distributions to the Unitholders and no assurance can be given that the Fund will be able to make cash distributions to cover such tax liabilities as they arise. Accordingly, the Unitholders should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the Unitholder’s ownership of the Units.
U.S. Taxation of Carried Interest. U.S. federal income tax law treats certain income allocations to service providers by a partnership (such as the Fund) as short-term capital gain taxed at higher ordinary income rates unless such partnership has held the asset which generated such gain for more than three years. Similar rules may operate in other jurisdictions. This may create an incentive for the General Partner to cause the Fund to hold investments for a longer period. In addition, this three-year holding period requirement for long-term capital gains treatment in respect of carried interest may create the potential for conflicts of interest between the General Partner and Unitholders. For example, the General Partner may cause the Fund to borrow more frequently, in greater amounts, or for longer periods; hold investments for longer than it would absent adverse tax consequences to the General Partner from a shorter holding period; or waive or defer the distribution or allocation of carried interest to the General Partner, potentially changing the character or amount of income allocated to Unitholders. In addition, the current tax treatment of carried interest may change and carried interest may not be eligible for the preferential long-term capital gains tax rate. Any such change could adversely affect employees or other individuals performing services for the Fund and / or its portfolio companies who hold direct or indirect interests in the Fund and benefit from carried interest, which could make it more difficult for Stonepeak to incentivize, attract and retain individuals to perform services for the Fund and / or its portfolio companies. Any such developments could thus adversely affect the Fund’s investment returns allocable to the
Unitholders. It is unclear whether the current tax treatment of carried interest will change or how it would apply to Stonepeak and any other individual involved with the Fund who benefit from carried interest.
U.S. Federal Income Tax Liability Resulting from IRS Audits. U.S. federal income taxes arising from an IRS audit of the Fund will be paid by the Fund unless the Fund qualifies for and affirmatively elects an alternative procedure. However, there can be no assurances that the Fund will be eligible to make such an election or that it will, in fact, make such an election.
In addition, a “partnership representative” will have the power to act on behalf of the Fund and its Unitholders in all IRS audits and other proceedings involving the Fund’s U.S. federal income, loss, deductions, and credits. See “Item 1. Business—Legal &
Regulatory— Tax” for more information.
Use of Corporate Intermediate Entities. Significant amounts of the assets of the Fund and the Feeder Fund are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes some of which are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which consist of interests in certain foreign corporations subject to the passive foreign income company rules). Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.
Potential Conflicts of Interest
Stonepeak has conflicts of interest, or conflicting loyalties, as a result of the overall investment activities of SP+
INFRA, Other Stonepeak Accounts, the General Partner, the Investment Advisor, the portfolio companies of SP+ INFRA and
Other Stonepeak Accounts and Affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of the Fund’s investments in Third-Party Fund Managers and their investment activities (including, where applicable, their management of
Third-Party Pooled Investment Vehicles), although such Third-Party Fund Managers and Third-Party Pooled Investment
Vehicles will not be considered “affiliates” of Stonepeak or SP+ INFRA for any purpose. However, not all potential, apparent and actual conflicts of interest are included in this Annual Report, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential Unitholders should review this section and the
Form ADV of Stonepeak Partners LP carefully for additional risks and conflicts disclosure before making an investment decision. Prospective Unitholders should understand that (i) the relationships among SP+ INFRA, the General Partner, their respective Affiliates and the investment funds, managed accounts, proprietary accounts and other investment vehicles sponsored, managed or advised by any of them are complex and dynamic and (ii) as the General Partner’s, the Investment
Advisor’s, their Affiliates’ and SP+ INFRA’s businesses change over time, the General Partner, the Investment Advisor and their Affiliates may be subject, and SP+ INFRA may be exposed, to new or additional conflicts of interest.
SP+ INFRA is subject to certain conflicts of interest arising out of SP+ INFRA’s relationship with Stonepeak, including the General Partner and its Affiliates. Certain members of the Board of Directors are also executives of Stonepeak and / or one or more of its Affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of its Fund LPA, the terms and conditions of the Investment Advisory Agreement, or the policies and procedures adopted by the
Board of Directors, General Partner, the Investment Advisor, Stonepeak and their Affiliates, will enable SP+ INFRA to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will identify or resolve all conflicts of interest in a manner that is favorable to SP+ INFRA, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
If any matter arises that the General Partner and / or its Affiliates (including the Investment Advisor) determine in their good faith judgment constitutes an actual conflict of interest, the General Partner and its Affiliates (including the Investment
Advisor) will take such actions as they determine in good faith may be necessary or appropriate to mitigate the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to SP+ INFRA or the Unitholders. Thereafter, the General
Partner and / or its Affiliates (including the Investment Advisor) will be relieved of any liability related to such conflict to the fullest extent permitted by law and will be deemed to have satisfied applicable duties related thereto to the fullest extent permitted by law.
Actions that could be taken by the General Partner and / or its Affiliates (including the Investment Advisor) to mitigate a conflict include, by way of example and without limitation, (i) if applicable, handling the conflict as described in this Annual
Report, (ii) obtaining from the Board of Directors (or the Independent Directors) advice, waiver or consent to the conflict, or acting in accordance with the standards or procedures approved by the Board of Directors to address the conflict, (iii) disposing of the Investment or security giving rise to the conflict of interest, (iv) disclosing the conflict to the Board of Directors, including the Independent Directors, as applicable, and / or the Unitholders (including, without limitation, financial statements or other communications), (v) appointing an independent client representative (an “Independent Client Representative”) or independent fiduciary to act or provide consent with respect to the matter giving rise to the conflict of interest, (vi) in connection with a matter giving rise to a conflict of interest with respect to an Investment, consulting with the Board of
Directors (including the Independent Directors), the Unitholders, the limited partner advisory committee or limited partners of the applicable Other Stonepeak Accounts, or independent fiduciary or Independent Client Representative (if any) regarding the conflict of interest and either obtaining a waiver or consent from the applicable party(ies) of the conflict of interest or acting in a manner, pursuant to standards or procedures, approved by the applicable party(ies) with respect to such conflict of interest,
(vii) validating the arms-length nature of the transaction by referencing participation by unaffiliated third parties, (viii) in the case of conflicts among clients, creating groups of personnel within Stonepeak separated by information barriers (which can be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (ix) implementing policies and procedures reasonably designed to mitigate such conflict of interest or (x) otherwise handling the conflict as determined appropriate by Stonepeak in its discretion. The General Partner has significant discretion in analyzing and determining whether any conflict of interest exists or would be deemed appropriate (and therefore whether consent of the Independent Directors is required). The General Partner is expected to determine in many cases that, although a potential for conflict may exist, such potential conflict does not rise to an actual conflict of interest requiring such consent, including because of the presence or implementation of mitigation factors described above or elsewhere in this Annual Report, or because of the presence or implementation of other factors or mitigants that the General Partner determines to be sufficient, in which case no such consent will be required. For the avoidance of doubt, where the consent or approval of any limited partner advisory committee is sought with respect to any Other Stonepeak Account matter, the consent or approval of the Fund’s Board of Directors shall not be required in connection with such matter and the lack thereof shall not prevent any Other Stonepeak Account from proceeding on the basis of any Other Stonepeak Account limited partner advisory committee’s consent or approval (including in circumstance in which the Fund does not similarly proceed). Conversely, to the extent the limited partner advisory committee of any Other Stonepeak Account does not consent to or approve of a matter, notwithstanding the consent or approval of the Fund’s Board of Directors to such matter or the determination that such consent or approval is not necessary, the General Partner may determine not to proceed, which could result in the Fund not participating in transactions that the General Partner otherwise believes would be beneficial for the Fund.
There can be no assurance that Stonepeak will identify or resolve all conflicts of interest in a manner that is favorable to SP+ INFRA. In addition, investors should note that the Fund LPA contains provisions that, subject to applicable law, (i)
reduce the duties, including fiduciary and other duties, to SP+ INFRA and its Unitholders to which the General Partner would otherwise be subject, (ii) waive duties or consent to the conduct of the General Partner that might not otherwise be permitted pursuant to such duties, and (iii) limit the remedies of a Unitholder with respect to breaches of such duties. Additionally, the
Fund LPA contains exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein
(generally for intentional, wrongful acts), provide that the General Partner and its Affiliates (including the Investment Advisor)
will be held harmless and indemnified, respectively, for matters relating to the operation of SP+ INFRA, including matters that may involve one or more potential or actual conflicts of interest. By executing a Subscription Agreement with respect to SP+
INFRA, each Unitholder will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. Any specific consent to and waiver of certain conflicts of interest described below in no way limited the generality of the foregoing, which is applicable to all conflicts of interest described, implied or alluded to herein.
NAV-Based Compensation. The Performance Participation Allocation and Management Fee were not the product of an arm’s-length negotiation with any third party, and, because the Performance Participation Allocation and Management Fee
are calculated based on the NAV of SP+ INFRA, which includes unrealized appreciation of SP+ INFRA’s assets, such compensation to the General Partner, the Investment Advisor and their affiliates may be greater than if such compensation were based solely on realized gains. The calculation of SP+ INFRA’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Investment’s and SP+ INFRA’s accrued expenses, net portfolio income and liabilities
(e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Investment), and therefore, SP+ INFRA’s NAV may not correspond to realizable value upon a sale of those assets. The General Partner and the Investment Advisor may benefit from SP+ INFRA retaining ownership of its assets in order to avoid a reduction in its NAV at times when Unitholders may be better served by the sale or disposition of SP+ INFRA’s assets. In addition to the impact on the calculation of the Management Fee and the Performance Participation Allocation, if SP+ INFRA’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the redemptions of Units on a given date may not accurately reflect the value of SP+ INFRA’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price.
As calculated, the Performance Participation Allocation and Management Fee create an incentive for Stonepeak to make riskier or more speculative investments on behalf of SP+ INFRA than would be the case in the absence of this arrangement, although Stonepeak’s commitment of capital to Other Stonepeak Accounts alongside which SP+ INFRA invests should somewhat reduce this incentive.
The existence and terms of the Performance Participation Allocation, Management Fees and the variable fees or other incentive-based compensation in respect of the Other Stonepeak Accounts alongside which SP+ INFRA invests create other incentives and potential conflicts of interest related to the General Partner’s investment-related decisions. SP+ INFRA expects to make investments that likely will not have readily available market quotes. In such instances, the General Partner generally will value such investments in accordance with SP+ INFRA’s valuation policy. Such valuations may vary from similar valuations performed by independent third parties for similar types of investments. Inaccurate valuations could, among other things, prevent SP+ INFRA from effectively managing its investment portfolio and risks, affect the diversification and risk management of SP+ INFRA, affect the NAV at which Units are issued and redeemed, and affect the amount of Management
Fees received by the Investment Advisor and the amount and timing of the Performance Participation Allocation received by the General Partner. The Performance Participation Allocation creates an incentive for the General Partner to seek to select valuation advisors it perceives as providing relatively high valuations, especially with respect to illiquid securities. The General
Partner could also be motivated to accelerate acquisitions to increase net asset value or, similarly, delay or curtail redemptions to maintain a higher net asset value, which would, in each case, increase the Management Fee payable to the Investment
Advisor. In addition, the Performance Participation Allocation and Management Fee creates an incentive for the Investment
Advisor to time the realization of investments, to maximize the Performance Participation Allocation and Management Fee
rather than the return of SP+ INFRA.
While valuations will be undertaken according to SP+ INFRA’s valuation policy, Unitholders should nonetheless be aware that the General Partner has an incentive to maximize the valuations on the basis of which SP+ INFRA’s NAV will be calculated, given this will positively impact SP+ INFRA’s NAV, and therefore the potential Management Fee, to which the
Investment Advisor may be entitled. Such potential conflicts cannot be entirely mitigated and in the event that the actual values that materialize are different from those on the basis of which the NAV for SP+ INFRA is determined (and the Management
Fee is calculated), then the General Partner shall not be required to reverse or recalculate SP+ INFRA’s (or its portfolio companies’) NAV or such valuations, or return of any amount of Management Fees that have been based on such NAV calculations. In addition, the distributions to be received by the Recipient with respect to its Performance Participation
Allocation will be based in part upon SP+ INFRA’s NAV and Total Return as calculated by the General Partner (as described in the Fund LPA) which differs from SP+ INFRA’s NAV and returns. Unitholders should note that, where the General Partner and/or its affiliates holds Units in SP+ INFRA following any in-kind remuneration, the General Partner will have a further incentive to maximize investment valuations to positively impact SP+ INFRA’s NAV and the value of such Units or interests.
Unitholders should note that, to the extent the General Partner receives proceeds following any redemption of such Units or interests, and such proceeds exceed the amount that would have been received had the General Partner’s remuneration instead been settled in cash, then the General Partner shall be entitled to retain such excess and shall not be liable to account for such excess to SP+ INFRA or any Unitholder.
The Management Fee and Performance Participation Allocation are based on the NAV of the Fund, which is calculated taking into account the valuation of an investment. The General Partner and/or Investment Advisor will have incentives to make determinations that result in a higher Management Fee and Performance Participation Allocation to the
Investment Advisor and the General Partner, respectively.
Where the Fund LPA does not require Management Fees to be reduced in connection with investment reorganizations, restructurings, extraordinary dividends or similar transactions, the General Partner and/or the Investment Advisor expect to be incentivized to pursue such transactions. Further, Management Fees generally will not be reimbursed or refunded in the event of realizations, dispositions or partial write-downs or write-offs that occur partway through the relevant calculation period.
Additionally, the amount of Performance Participation Allocation and Management Fees is dependent in part on the amount and timing of investment dispositions, and the General Partner and/or Investment Advisor expect to be subject to related conflicts of interest in determining whether and when to dispose of investments or make distributions, if at all, within the requirements of the Fund LPA.
Similarly, NAV-based compensation also incentivizes the General Partner to accept more capital than it can effectively deploy to increase SP+ INFRA’s NAV, which would in turn increase the Management Fees payable to the Investment Advisor while potentially impacting SP+ INFRA’s investment performance. Additionally, accepting new capital to SP+ INFRA will dilute existing Unitholders’ indirect interests in existing investments. Even if the existing investments perform well, accepting new capital will hurt the existing Unitholders’ performance.

The General Partner may also amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in SP+ INFRA’s best interest and the best interest of Unitholders, including, but not limited to, regulatory or structuring reasons or as necessary to ensure that the Fund is not subject to tax as a corporation; provided that any such suspension or material modification shall be subject to the approval of the Independent Directors. While the General Partner
intends to exercise such reasonable judgment in good faith, the decision to suspend the Redemption Program presents a conflict of interest, as redemptions reduce SP+ INFRA’s NAV and may require SP+ INFRA to liquidate assets at less attractive prices, whereas Stonepeak continues to collect Management Fees and Performance Participation Allocations on the basis of SP+
INFRA’s overall NAV.
The General Partner or the Recipient may elect to receive the Performance Participation Allocation in Units in lieu of cash payments, and the Investment Advisor may elect to receive the Management Fee in Units in lieu of cash payments.
Additionally, the SP Investors may be issued Units in exchange for the contribution of Warehoused Investments. Any of the foregoing issuances of Units may have a dilutive effect in respect of Unitholders in SP+ INFRA.
In addition, other elements of the manner in which the Performance Participation Allocation and Management Fee are
determined may result in a conflict between its interests and the interests of Unitholders with respect to the sequence and timing of disposals of investments. For example, the General Partner may receive a Performance Participation Allocation in respect of pre-tax unrealized appreciation of SP+ INFRA’s assets, and the Management Fee will take into account the pre-tax unrealized value of SP+ INFRA’s assets and any cash and cash equivalents (calculated on a pre-tax basis disregarding taxes borne by any
Intermediate Entity).
The Management Fee and the Performance Participation Allocation will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which SP+ INFRA indirectly invests in an investment or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may
be) and certain deferred tax liabilities of subsidiaries through which SP+ INFRA indirectly invests. Accordingly, this reduces the General Partner’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Although the General Partner and its affiliates intend to operate in accordance with the Fund LPA, as well as SP+
INFRA’s valuation policy and other policies, practices and procedures, in order to mitigate the potential for subjectivity in making such determinations, there can be no assurance that the Fund LPA or any such policies, practices and/or procedures will address all of the necessary factors to do so, or completely eliminate all potential conflicts of interest in such determinations.
The General Partner presently operates the Fund as a VCOC for a period of time following the Initial Closing Date of the Fund. With respect to any Investment that the Fund elects to be VCOC compliant during this period, the Recipient will be required to be paid and / or allocated the estimated portion of any Performance Participation Allocation attributable to such
VCOC Investments at the level of the Fund rather than the Lower Funds, where the Recipient is generally expected to be paid and / or allocated the Performance Participation Allocation for all other Investments. Such portion will be an estimate determined by the General Partner based on the percentage of NAV attributable to such VCOC Investments and any other factors determined by the General Partner to be relevant under the circumstances. The methodology used by the General Partner to derive such estimate will involve assumptions and opinions about the valuations of the Fund’s Investments, which may or may not turn out to be correct and may result in the Recipient being over-allocated units at the level of the Fund and under-
allocated units at the level of the Lower Funds (and vice versa) with respect to the Performance Participation Allocation.
Syndication/Warehousing of Warehoused Investments. Stonepeak and its affiliates have directly or indirectly transferred or contributed to SP+ INFRA certain investments (such investments, “Warehoused Investments”) on or after the
Initial Closing Date. Going forward, Stonepeak and its affiliates are expected to transfer or contribute certain additional
Warehoused Investments (or any portion thereof) to SP+ INFRA.
In the event that Stonepeak is not successful in transferring or contributing an additional Warehoused Investment to
SP+ INFRA or an Intermediate Entity, in whole or in part, SP+ INFRA may consequently hold a greater concentration of certain Investments than initially was intended, which could make SP+ INFRA more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. In addition, SP+ INFRA may not be able to raise sufficient funds to purchase all of the Warehoused Investments. In that case, the General Partner may determine to acquire some but not all of the assets held by Stonepeak and there is no guarantee that such acquired assets SP+ INFRA accepts will ultimately be the best performing assets of those available. Alternatively, if SP+ INFRA is not able to raise sufficient funds to purchase all or a significant portion of the Warehoused Investments, the General Partner may contribute such Warehoused
Investments to SP+ INFRA in exchange for Class X Units, in which case the General Partner and its Affiliates will have a relatively greater percentage of SP+ INFRA as compared to third-party Unitholders and will be permitted to redeem such Class
X Units through the Stonepeak Unit repurchase arrangement.

Any transaction fees or other fees received by Stonepeak and its affiliates before Stonepeak and/or its affiliates transfer or contribute a Warehoused Investment to SP+ INFRA will not be subject to the Management Fee offset provisions of the Fund
LPA.
Conflicts of interest are expected to arise in connection with these warehousing arrangements and any related affiliate transactions, including with respect to allocations, structuring, pricing, the timing of the transfer or contribution of each warehoused asset to SP+ INFRA and other terms of the transactions related thereto. For example, Stonepeak and/or its affiliates intend to transfer or contribute each Warehoused Investment either (i) at cost plus, at the option of Stonepeak, an additional amount thereon of up to 5% per annum from the closing of such Warehoused Investment to the date of such transfer or contribution or (ii) such other valuation as approved by the Fund’s Board of Directors.
The General Partner is also permitted to borrow funds, including from affiliates of the General Partner, in order to purchase Warehoused Investments, as well as to, among other things, make, acquire, hold, finance (and re-finance) other
Investments. The General Partner will determine in its sole discretion the appropriate time, method and order in which SP+
INFRA will be required to pay, re-pay or reimburse the General Partner and its affiliates for any such loan(s) (and interest thereon). Because any loans provided to SP+ INFRA continue to accrue interest for so long as they are outstanding, the General
Partner will be incentivized to keep such amounts outstanding for an extended period of time. Unitholders should note that any loans extended by the General Partner and its affiliates to SP+ INFRA will not be subject to the limitations on borrowings set forth in the Fund LPA.
These conflicts related to the Warehoused Investments will not necessarily be resolved in favor of SP+ INFRA, and
Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Allocation of Personnel. The General Partner and the Investment Advisor will devote such time to SP+ INFRA as they determine to be necessary to conduct its business and affairs in an appropriate manner. However, Stonepeak personnel, including members of the SP+ INFRA Investment Committee, will work on other projects and / or Other Stonepeak Accounts, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of Other Stonepeak Accounts and their portfolio companies, including other investment programs to be developed in the future, and, therefore, conflicts are expected to arise in the allocation of personnel and personnel’s time. All members of the investment team involved with SP+ INFRA (including investment and non-investment professionals) are also members of Other Stonepeak Account’s investment teams (or associated with their investment teams)
and will continue to serve in those roles and as a result not all of their business time will be devoted to SP+ INFRA. Even key personnel of the investment team involved with SP+ INFRA who devote substantially all of their time to Stonepeak’s investment generally and matters relating thereto will not devote time and attention predominantly, or solely, to SP+ INFRA.
Such personnel can in certain circumstances, be expected to devote a substantial portion or all of their time to such Other
Stonepeak Account and not to SP+ INFRA. Time spent on these other initiatives diverts attention from the activities of SP+
INFRA, which could negatively impact SP+ INFRA and Unitholders. Furthermore, the General Partner, the Investment Advisor
and Stonepeak-personnel derive financial benefit from these other activities, including fees and performance-based compensation. These and other factors create conflicts of interest in the allocation of time by Stonepeak personnel. The General
Partner’s and / or the Investment Advisor’s determination of the amount of time necessary to conduct SP+ INFRA’s activities will be conclusive, and Unitholders rely on their judgment in this regard.
Fund Expenses. From time to time, the General Partner will be required to decide whether costs and expenses are to be borne by SP+ INFRA, on the one hand, or the General Partner, the Investment Advisor and / or Other Stonepeak Accounts,
on the other, and / or whether certain costs and expenses should be allocated between or among SP+ INFRA, on the one hand, and Other Stonepeak Accounts, on the other hand. Certain expenses may be suitable for only the Fund, a particular Parallel
Fund, the Feeder Fund, the Lux Fund or any other participating Other Stonepeak Account, or specific types or categories or classes of investors in any of the foregoing vehicles which may include, for example, expenses attributable to specific structures or vehicles throughout which one or more investors participate in the investment program of such vehicles such as costs and expenses specifically relating to investment structures utilized to facilitate participating in SP+ INFRA and certain reporting or other obligations and / or expenses of SP+ INFRA as a result thereof and may be allocated specifically for such vehicles and /
or certain investors therein and therefore borne only by such vehicles and / or investors. Alternatively, as is more often the case, expenses may generally be allocated pro rata among each participating Other Stonepeak Account and SP+ INFRA even if such expenses relate only to particular vehicle(s) and / or investor(s) therein (including, for the avoidance of doubt, the expenses of the Feeder Fund and any Parallel Funds).
It is expected that there will be circumstances where SP+ INFRA incurs significant costs and expenses, such as legal, accounting and expert fees, travel expenses and other items properly classifiable as Broken Deal Expenses in connection with sourcing, investigating, negotiating and evaluating potential transactions that are not ultimately consummated by SP+ INFRA, but subsequently such potential investments are ultimately consummated by an Other Stonepeak Account and / or, subject to the terms of any governing document of SP+ INFRA or any Other Stonepeak Account, by Stonepeak itself (or one or more individual partners or employees thereof), which in the case of Stonepeak or such individual(s), may specifically (but need not)

occur for relationship reasons and may or may not entail such individual(s) bearing a portion of related diligence and other expenses. In particular, given that SP+ INFRA’s mandate will overlap with Other Stonepeak Accounts, and that the investment team of SP+ INFRA and Other Stonepeak Accounts are expected to be largely or entirely comprised of the same investing and operating professionals, it is expected that certain investment opportunities initially evaluated by SP+ INFRA may ultimately be consummated by an Other Stonepeak Account when the investment opportunity is suitable for both SP+ INFRA and such Other
Stonepeak Account. The converse may apply as well (i.e., there may be circumstances where SP+ INFRA makes an investment that was previously evaluated by an Other Stonepeak Account pursuant to which such Other Stonepeak Account incurred significant Broken Deal Expenses). The passage of time between a deal breaking and subsequently being consummated may be relatively short. In some circumstances, it can be expected that the party originally incurring Broken Deal Expenses will not be reimbursed, either in whole or in part, by the party that ultimately consummates the investment. This is the case even though the party making the investment will have benefitted from the knowledge, work and insight gained as a result of the previous evaluation of the investment (which was paid for by the party that did not make the investment).
The General Partner intends to generally allocate fund expenses, including fund expenses of the Feeder Fund (and feeder vehicles of any Parallel Funds) and any Parallel Funds, and Organizational and Offering Expenses of the Fund, the
Feeder Fund (and feeder vehicles of any Parallel Funds), and any Parallel Funds, between or among the Fund, the Feeder Fund
(and feeder vehicles of any Parallel Funds), and any Parallel Funds, on a pro rata basis based on invested capital or net asset value, as applicable, but may in certain circumstances allocate such expenses in a different manner if the General Partner determines in good faith that doing so is more equitable or appropriate under the circumstances.
Furthermore, it is expected that one or more classes of investors, or all classes of investors, will be allocated Fund
Expenses that are specific to a subset of classes or a subset of investors within one or more classes. However, the General
Partner could allocate certain Fund Expenses to some, but not all classes of investors and/or to some, but not all investors, within certain classes, to the extent the General Partner determines in good faith that doing so is necessary or appropriate under the circumstances (and shall be permitted to make adjustments to Units, distributions, allocations and fundings, payments or calculations in order to give effect to the foregoing).
Stonepeak will likely establish feeder funds/feeder vehicles that invest in the Fund (or any Parallel Fund) as well as one or more Other Stonepeak Accounts. Expenses associated with such feeder funds / feeder vehicles will be allocated between the Fund and such Other Stonepeak Accounts based on capital commitments, invested capital or any other manner the General
Partner determines in good faith is appropriate under the circumstances.
With respect to Broken Deal Expenses, SP+ INFRA and the General Partner’s side-by-side co-investment vehicles (as applicable) will generally be required to bear their pro rata portion of Broken Deal Expenses in accordance with the amount they were expected to invest in the unconsummated deal. The General Partner will make such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations, based on periodic reviews, if it determines that such corrections are necessary or advisable. The General Partner may withhold on a pro rata basis from any distributions amounts necessary to create, in its discretion, appropriate reserves for expenses, obligations and liabilities, contingent or otherwise, including, without limitation, partnership expenses and organizational expenses. Travel and entertainment expenses in connection with a trip taken by employees of Stonepeak for purposes of multiple matters will generally be allocated to each such matter based on the time spent for each matter and then the resulting expenses will be allocated to SP+ INFRA, Other Stonepeak Accounts and / or Stonepeak as otherwise set forth herein. There can be no assurance that a different manner of allocation would not result in SP+ INFRA or any Other Stonepeak Account bearing less (or more)
expenses.
Travel, entertainment and related expenses described herein include, without limitation, first class and / or business class airfare (and / or private charter, where appropriate), first class lodging, ground transportation, travel and premium meals
(including, as applicable, closing dinners and mementos, cars and meals (outside normal business hours), and social and entertainment events with portfolio company employees, customers, clients, borrowers, brokers and service providers) and related costs and / or expenses incidental thereto.
Other Fees. Stonepeak expects to receive (i) transaction fees for Investments, (ii) fees for asset management services,
(iii) fees for advisory services provided to portfolio companies in which SP+ INFRA has an interest, including fees for capital markets and related services and, (iv) other types of fees in connection with SP+ INFRA’s investment activities. To the extent
Stonepeak charges transaction fees borne by the Unitholders, (x) SP+ INFRA’s share of any such transaction fees allocable to any Class offsets the Management Fee paid by Unitholders in such Class as set forth in the Fund LPA and the Investment
Advisory Agreement and (y) often times such transaction fees will (in the aggregate) be calculated as a percentage of the total enterprise valuation of the transaction, which is generally the aggregate amount of invested capital and debt assumed or financed by SP+ INFRA and any Other Stonepeak Accounts participating in the transaction and / or the portfolio company and its subsidiaries and Affiliates, or, will be calculated as a percentage of invested capital with respect to such investment. With respect to transaction fees, the economic value of offsetting transaction fees is reduced by the inclusion of capitalized transaction fees in the calculation of the Management Fee and the Performance Participation Allocation. Although such transaction fees will be borne by SP+ INFRA and any co-invest vehicles thereof participating in a particular investment, such fees are frequently not borne (or are borne at discounted rates) by members of the applicable portfolio company’s management team, or any operating partners or senior advisors that directly or indirectly participate in such investment. Certain Other
Stonepeak Accounts alongside which SP+ INFRA invests may not be required to bear such transaction fees. It can also be expected that certain direct and indirect co-investors, co-underwriters and consortium members will receive an offset of all or a portion of the transaction fee and, because such co-investors, co-underwriters and consortium members generally do not pay a management fee or pay a management fee at a discounted rate, will receive a rebate or repayment of that portion of their share of the transaction fee. Such discount or rebate will not extend to the benefit of the Unitholders, which will bear an effectively higher transaction fee as a result.
Stonepeak expects that it will from time to time agree that certain co-investors can bear their pro rata share of the transaction fee through distributions rather than funding their pro rata share of the transaction free upfront. Although the co-
investors are still required to bear their pro rata share of the transaction fee through this arrangement, the payment of the transaction fee is deferred until a later date, which gives the co-investors greater exposure to the investment as compared to other investors that are required to bear the transaction fee upfront. Moreover, to the extent there are insufficient distributions from the investment to pay such transaction fee, the co-investors’ pro rata share of the transaction fee will be reduced by the amount of the shortfall.
Any monitoring fees may be payable as fixed dollar amounts or may be calculated as a percentage of EBITDA (or other similar metric). The terms of a monitoring agreement may in certain instances provide for an acceleration of fees paid to the Investment Advisor or its Affiliates upon termination following certain milestones, such as an initial public offering or sale, and where the lump-sum termination fee may be calculated as the present value of hypothetical foregone future payments
(which in some cases may extend past the term of SP+ INFRA and may be based on an assumed growth in EBITDA or other metric used to calculate the fee) and be calculated using a discount rate as low as the risk-free rate, as determined by the
General Partner or the Investment Advisor.
Additionally, the Investment Advisor and / or its Affiliates may receive fees, from or with respect to SP+ INFRA’s
Investments and / or portfolio companies and from unconsummated transactions, including net break-up and topping fees, net commitment fees, net transaction fees, net monitoring fees (including termination fees relating to monitoring agreements), directors’ fees and net organization, financing, divestment, and other similar fees. Generally, the General Partner would not allocate break-up and topping fees with respect to a potential Investment to SP+ INFRA, any Other Stonepeak Account or co-
investment vehicle unless such person would also share in Broken Deal Expenses related to the potential investment.
Any other fees that are subject to the Management Fee offset under the Fund LPA will be allocated among SP+
INFRA, any other investment vehicles and accounts managed or advised by Stonepeak and any third parties investing in the same or substantially similar securities as those in which the foregoing entities invested (but only to the extent such third parties directly or indirectly pay or bear such other fees), based upon their relative percentage interests in the relevant Investment, including any percentage interests attributable to Affiliates of the General Partner (or, in the case of net break-up and topping fees, proposed percentage interests).
The Management Fee borne by each Class will be reduced by 100% of SP+ INFRA’s pro rata share of other fees allocable to the Unitholders in such Class, net of reasonable out-of-pocket expenses incurred by the Investment Advisor or its affiliates (and not otherwise reimbursed) during the immediately preceding monthly period in connection with the transaction out of which such fees arose. For purposes of the above, SP+ INFRA’s pro rata share of other fees shall be allocated among the
Classes based on their respective percentage interests in the portfolio company giving rise to such other fees (based on each
Class’s net asset value). The foregoing allocation shall take into account the percentage interest in such portfolio company that is indirectly held by the Recipient or any affiliate thereof with respect to SP+ INFRA, including as a result of the Performance
Participation Allocation and the Management Fee, and reduce the percentage of other fees that are allocated to fee-paying
Classes.
SP+ INFRA’s pro rata share of any other fees received by the Investment Advisor and its affiliates that are subject to the Management Fee offset under the Fund LPA will be allocated to each Class (and to the Unitholders in such Class) based on each Class’s percentage interest in the relevant portfolio company giving rise to such other fees, which percentage will be determined at a given point in time. Because each Class’s (and each Unitholder’s) percentage interest in each portfolio company will change over time, such Class’s (and such Unitholder’s) Management Fees may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different quarter, potentially materially so.
In addition, the Investment Advisor and persons affiliated with the Investment Advisor may receive fees (including fees from portfolio companies) paid and / or borne by third parties in connection with SP+ INFRA’s activities. For example, this may include fees associated with capital invested by co-investors, co-underwriters or other third parties relating to
Investments in which SP+ INFRA participates or otherwise, in connection with a joint venture in which SP+ INFRA participates or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Investment Advisor or an Affiliate thereof performs services. The Unitholders will not receive the benefit of any such fees other than as expressly set forth in the Fund LPA. Therefore, Stonepeak will be incentivized to offer as co-
investments amounts that would otherwise be invested by SP+ INFRA because doing so can be expected to result in the receipt of a transaction fee to Stonepeak that is not subject to the offset provisions as described in the Fund LPA. It should be noted
that co-underwriters participating in an investment alongside SP+ INFRA may also receive a transaction fee for such investment (in which case such transaction fee borne by such co-underwriter will not result in an offset to Unitholders).
For greater certainty, Stonepeak engages and retains Consultants (as defined below) who are not employees or
Affiliates of Stonepeak who may, from time to time, receive payments from, or allocations with respect to, portfolio companies and / or SP+ INFRA (including, among other things, net transaction fees and retainers). In such circumstances, such amounts will not be deemed paid to or received by Stonepeak and such amounts will not be subject to the offset provisions as described in the Fund LPA. Such amounts will generally be allocated pro rata among SP+ INFRA, any Other Stonepeak Accounts, co-
investment vehicles, side-by-side vehicles and other participants that are participating (or intending to participate) in such
Investment. The amounts allocable to such other participating funds / vehicles will not result in an offset of the Management
Fee payable by Unitholders, even if such other funds, vehicles and / or accounts provide for lower or no management fees for the investors or participants therein.
Any fees that result in an offset to the Management Fee only apply to the extent such fees are received as part of SP+
INFRA’s investment in a portfolio company. As a result, in the case of directors’ fees, the Management Fee will not be reduced or offset to the extent any Stonepeak employees or professionals receive directors’ fees relating to continued director service after SP+ INFRA has exited (or is in the process of exiting) the portfolio company and / or following the termination of such employee’s employment with Stonepeak. Similarly, fees paid to third parties (and not to Stonepeak or its employees) who
Stonepeak appoints to the board of a portfolio company would not reduce or offset Management Fee. Likewise, following an exit of SP+ INFRA’s Investment in a portfolio company, Other Stonepeak Accounts may continue to hold, or may acquire, interests (debt and / or equity) in such portfolio company, and Stonepeak may begin to earn fees or continue to earn fees from such portfolio company for providing services thereto, including, but not limited to, capital markets advice and other similar services, which in each case will not offset or reduce the Management Fee, even if such fees relate to services performed prior to SP+ INFRA’s exit. Conflicts of interest are expected to arise when a portfolio company enters into arrangements with
Stonepeak on or about the time SP+ INFRA exits its Investment in such portfolio company.
Except under limited circumstances, in the event break-up or topping fees are paid to Stonepeak in connection with a transaction that is not ultimately consummated, co-investment vehicles that invest alongside SP+ INFRA will not be allocated any share of such break-up or topping fees; similarly, such co-investment vehicles (including any vehicles established to facilitate the investment by Stonepeak investors) generally do not bear their share of Broken Deal Expenses (which include, but are not limited to, reverse termination fees, forfeited deposits, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment or co-underwriting documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses) for unconsummated transactions and such costs and expenses will generally be borne by the Unitholders. Moreover, expenses related to the organization of co-investment vehicles formed to invest in broken deals may be borne by SP+ INFRA, and not the proposed co-investors thereof.
To the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees), origination fees, servicing fees,brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing and / or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, energy procurement / brokerage fees, fees for sustainability services, fees associated with aviation management including origination fees, servicer fees (e.g., services relating to lease collections/disbursements, maintenance, insurance, lease marketing and sale of aircraft/parts), asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in kind)) are received by Stonepeak, such fees will not be required to be shared with SP+ INFRA or the Unitholders and will not result in any offset to the Management Fee payable by the Unitholders except as set forth in the Fund LPA.
SP+ INFRA will bear the cost of deal advisory, portfolio company operations and other related services provided by
Consultants (as defined below) (including the allocation of their compensation otherwise payable by Stonepeak), and such amounts will not generally offset the Management Fee. Such allocations require judgments as to methodology that Stonepeak will make in good faith. Such methodologies can include (i) requiring personnel to periodically record or allocate their historical time according to SP+ INFRA, (ii) Stonepeak approximating the proportion of certain personnel’s time spent on particular funds, (iii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that Stonepeak believes represents a fair recoupment of expenses and market rate for such services or (iv) any other similar methodology determined by Stonepeak to be appropriate under the circumstances. Any such methodology

(including the choice thereof) involves inherent conflicts and may not generally result in perfect attribution and allocation of expenses.
Stonepeak expects to second personnel (including former Consultants that become Stonepeak personnel) to portfolio companies of one or more Other Stonepeak Accounts (including SP+ INFRA) for purposes of serving in bona fide, non-director management capacities (or other operational capacities involving a material portion of such person’s business time) at such portfolio companies. This can be expected to include prospective portfolio companies with respect to the period of time after such portfolio company has become subject to an agreement to be acquired by Stonepeak but prior to the actual closing thereof.
Seconded personnel could also include current and former employees or other personnel of a portfolio company that SP+
INFRA, Stonepeak or any of their respective Affiliates acquires as part of or in connection with an investment. Any amounts paid to such persons (including, without limitation, for services provided prior to the closing of an Investment but which are expected to add value or other support to a portfolio company following the closing thereof) by (or with respect to such)
portfolio companies, including through reimbursement by the relevant Other Stonepeak Account(s), will not be subject to the management fee offset provisions of the Fund LPA or the limited partnership agreement of any Other Stonepeak Account. In addition, any such amounts shall be deemed to be arms’ length to the extent paid or otherwise approved by the relevant portfolio companies and shall not require any additional third-party benchmarking. See also “—Secondments and Internships”
below.
Stonepeak Capital Markets. Stonepeak has established Stonepeak Capital Holdings LLC (f/k/a Stonepeak Finance
Holdings LLC), a non-securities-related capital markets business affiliated with Stonepeak (“Stonepeak Financial”), the primary focus of which is to, among other things, arrange, advise, structure, place, underwrite, originate and syndicate loans, and a securities-related capital markets business, Stonepeak Securities LLC (“Stonepeak Securities” and, together with Stonepeak
Financial and certain Affiliates thereof, “Stonepeak Capital Markets”), the primary focus of which is to, among other things, arrange, advise, structure, place, underwrite, originate and syndicate securities, including underwriting private offerings and participating in the underwriting syndicate for public offerings. Stonepeak Capital Markets is expected to participate in underwriting and lending syndicates, act as arranger / structurer of financing transactions and perform advisory services in connection therewith, as well as perform and participate in each of the other services and activities described below. Stonepeak
Capital Markets (including both Stonepeak Securities and Stonepeak Financial) is considered a “Stonepeak Broker Dealer” for purposes of the Fund LPA.
Stonepeak Capital Markets will be entitled to receive certain fees, spreads, interest payments and other forms of compensation in connection with the activities of SP+ INFRA, any holding or special purpose vehicle through which SP+
INFRA invests and SP+ INFRA’s portfolio companies, including, without limitation, fees for conducting financial services, advisory services (including capital markets advisory and credit advisory services), structuring, arranging, offering, holding, placement, financing, syndication, turnaround, workout, underwriting, solicitation, currency, hedging, loan agent, loan servicing, insurance, rating advisory, or other similar business as a broker, dealer, distributor, syndicator, arranger, underwriter, advisor or originator of securities or loans, or any similar capital markets related activity, as well as with respect to an initial public offering or private placement, the distribution of debt and equity securities of an investment, and the arranging or providing of financing for (or borrowings by) SP+ INFRA, any holding or special purpose vehicle through which SP+ INFRA invests or any of SP+ INFRA’s portfolio companies alone or with other lenders (which could include Other Stonepeak
Accounts). This could include, by way of example, fees and / or commissions for effecting transactions, including transactions on the secondary market, as well as equity syndications to co-investment vehicles. Further, SP+ INFRA (or any person through which SP+ INFRA invests, or any portfolio company of SP+ INFRA) can be expected to pay Stonepeak Capital Markets a fee for its role in any subscription, net asset value or other form of facility obtained by SP+ INFRA or any person through which
SP+ INFRA invests and while the amount of such fee will be disclosed to the Board of Directors and / or the Unitholders, there will be no requirement for preapproval or consent required from the Board of Directors and / or the Unitholders. Such fees, commissions and other compensation may also be earned where Stonepeak Capital Markets is acting as underwriter and / or syndicate participant of debt that is ultimately purchased by SP+ INFRA or any Other Stonepeak Account and / or where SP+
INFRA or any Other Stonepeak Account guarantees or provides other credit support for all or any portion of any debt or equity securities or instruments that Stonepeak Capital Markets determines to underwrite. See also “—Investments in Which Other
Stonepeak Accounts Have a Different Principal Interest Generally” below. In that regard, SP+ INFRA can be expected to underwrite, commit to and make Investments where the acquisition thereby results in fees being earned by Stonepeak Capital
Markets (which fees will not be subject to or result in any offset of Management Fees payable by the Unitholders), and there will be no requirement for preapproval or consent required from the Board of Directors and / or Unitholders notwithstanding the potential conflict of interest. A similar conflict of interest may exist (with no requirement for Board of Directors or
Unitholder consent) where SP+ INFRA serves as a capital backstop for underwriting activities led by Stonepeak Capital
Markets even though no fees will be paid to, shared with or otherwise benefiting SP+ INFRA and / or the Unitholders. Any such fees payable to Stonepeak Capital Markets are expected to be in the form of success fees, transaction-based compensation, spreads or other fees in connection with the provision of services by the Stonepeak Capital Markets business. Such fees, spreads and interest payments will not be subject to the management-fee offset provisions of the Fund LPA, and neither SP+ INFRA nor the Unitholders will receive the benefit of any such fees, spreads and interest payments. Co-investors (including those that are subject to management fees, carried interest and / or incentive allocations in respect of such co-investment) will also not receive the benefit of any such spreads or other fees. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts,” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Stonepeak Capital Markets can also be expected to provide, either alone or alongside third parties performing similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and / or transactions involving special purpose acquisition companies), including loans or instruments issued by holding or special purpose vehicles through which SP+ INFRA or any Other Stonepeak Account invests and by portfolio companies of SP+ INFRA and Other Stonepeak Accounts.
As noted above, Stonepeak Capital Markets can be expected to receive a portion of the placement, arranging, or structuring or other fees that are payable to the entity leading a credit or equity transaction relating to SP+ INFRA or any of its related entities (including, without limitation, any of SP+ INFRA’s holding vehicles or special purpose vehicles) or any of their respective activities. For example, such fees may be received in connection with Stonepeak Capital Markets’ role in facilitating the establishment, arranging or servicing of any financing of SP+ INFRA, any person through which SP+ INFRA invests or any of SP+ INFRA’s portfolio companies, including with respect to a subscription, net asset value or other form of credit facility for any of the foregoing, and which financing may include Other Stonepeak Accounts and / or Stonepeak. In the event SP+ INFRA or any such person or portfolio company secures multiple financing facilities and / or refinances an existing facility, Stonepeak
Capital Markets would earn a separate fee for each transaction. Any such placement, arrangement, structuring or other fees would likely be determined based on negotiations between Stonepeak and such counterparty, which would be unaffiliated with
Stonepeak, although the fee may be determined based on a different methodology determined by Stonepeak to be appropriate at the time (including in instances where Stonepeak Capital Markets provides different services than such entity). Stonepeak may from time to time receive additional fees that are otherwise payable to an arranging, structuring or similar party in connection with such transaction, whether payable in connection with the closing of such facility (e.g., arranger fees, unused fees, upfront fees, structuring fees and placement fees) or on an ongoing basis (e.g., administrative fees). Stonepeak will aim to benchmark such fees based on fees charged in comparable facilities, although the amount of such fees will vary based on then-current market conditions, the leverage of the sponsor and other considerations. See also “—Benchmarks” below. Moreover, it should be noted that because Stonepeak will be negotiating the fees payable to the entity leading the relevant credit or equity transaction (including the amount and percentage of such fees in which Stonepeak would share) at the same time that Stonepeak may be selecting such entity, Stonepeak may be incentivized to select such entity and negotiate the structure and terms
(including fee terms) of such facility in a manner that does not fully align with the interests of SP+ INFRA or the Unitholders.
Accordingly, there can be no assurances that Stonepeak would not have selected a different entity or structured the facility and its terms differently in the absence of such conflict, or that the amount or percentage of fees payable to Stonepeak may not have been higher or lower had a different entity been selected.
Stonepeak is committed to growing Stonepeak Capital Markets, and could in the future develop new businesses, such as providing additional investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services could relate to transactions that could give rise to investment opportunities that are suitable for SP+
INFRA. There is no limitation on the amount of such fees, costs and expenses that may be borne by SP+ INFRA. In addition, any such fees and payments will be retained by Stonepeak Capital Markets and will not benefit SP+ INFRA or the Unitholders.
The fee potential inherent in a particular investment or transaction could be viewed as an incentive for the General Partner to seek to refer, allocate or recommend an investment or transaction to SP+ INFRA. In addition, the General Partner may be incentivized to structure an investment in a manner that would create an opportunity for a fee to be received by Stonepeak
Capital Markets when an alternative structure would have given rise to a more favorable transaction for SP+ INFRA.
It is possible that Stonepeak Capital Markets or one or more Other Stonepeak Accounts or Affiliates thereof will provide financing as part of a third party purchaser’s bid for or acquisition of an Investment of SP+ INFRA. This generally would include circumstances where Stonepeak Capital Markets or one or more Other Stonepeak Accounts or Affiliates thereof makes commitments to provide financing at, prior to or around the time such third party purchaser commits to purchase or purchases such Investment from SP+ INFRA. The involvement of Stonepeak Capital Markets or one or more Other Stonepeak
Accounts or Affiliates as a provider of debt financing in connection with the potential acquisition of Investments by third parties from SP+ INFRA will give rise to potential or actual conflicts of interest, including the possibility of the General Partner being motivated to cause SP+ INFRA to agree to terms with a third-party with respect to which Stonepeak Capital Markets or one or more Other Stonepeak Accounts is providing such debt financing that are less favorable to the applicable portfolio company and / or SP+ INFRA than might have been obtained from another third-party that did not have access to such financing, which could adversely impact SP+ INFRA.
Sales of securities for the account of SP+ INFRA and its portfolio companies will from time to time be bunched or aggregated with orders for other accounts of Stonepeak, including Other Stonepeak Accounts. It could be impossible, as determined by Stonepeak in its sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices may therefore be averaged, which may be disadvantageous to SP+ INFRA. Stonepeak Capital Markets may, from time to time, hold positions in instruments or securities and / or loans issued by portfolio companies of SP+ INFRA, including, for example, where Stonepeak Capital Markets commits to fund the shortfall amount, if any, resulting from the incomplete syndication of debt, including loans, or equity. Under such circumstances, Stonepeak Capital Markets may commit to provide capital support for the syndication on a short-term basis (i.e., to provide certainty there will be sufficient capital to complete the proposed transaction) or fund a different instrument or security in the portfolio company of SP+ INFRA than that held by SP+ INFRA to facilitate the syndication. In either scenario, Stonepeak Capital Markets typically will sell its holdings prior to SP+ INFRA disposing of its respective investments in the portfolio company.
Where Stonepeak Capital Markets serves as underwriter with respect to securities of a Fund portfolio company, SP+
INFRA will generally be subject to a “lock- up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice SP+ INFRA’s ability to dispose of such securities at an opportune time and, in turn, adversely impact SP+ INFRA. In addition, in circumstances where a portfolio company of SP+ INFRA becomes distressed and the participants in an offering undertaken by such portfolio company may have a valid claim against the underwriter, the Fund would have a conflict in determining whether to sue Stonepeak Capital Markets. In circumstances where a non-affiliate broker dealer has underwritten an offering, the issuer of which becomes distressed, SP+ INFRA will also have a conflict in determining whether to bring a claim on the basis of concerns regarding Stonepeak Capital Markets’ relationship with the broker dealer. On the other hand, a conflict of interest also exists to the extent Stonepeak Capital Markets may have a valid claim against a Fund portfolio company for indemnification relating to Stonepeak Capital Markets’ services.
Stonepeak Capital Markets is expected to provide investment banking, advisory and other services to affiliates or unaffiliated corporations, financial sponsors, management or other third parties. Such services may relate to transactions that could give rise to investment opportunities that are suitable for SP+ INFRA. In such case, Stonepeak Capital Markets’ clients would typically require Stonepeak Capital Markets to act exclusively on their behalf, thereby precluding SP+ INFRA from participating in such investment opportunities. Stonepeak Capital Markets would not be obligated to decline any such engagements in order to make an investment opportunity available to SP+ INFRA.
Multiple Business Lines. Stonepeak has multiple business lines, including Stonepeak Capital Markets, which
Stonepeak, SP+ INFRA, Other Stonepeak Accounts, portfolio companies of SP+ INFRA and Other Stonepeak Accounts and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Stonepeak is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Stonepeak could come into possession of information that limits SP+ INFRA’s ability to engage in potential transactions. Similarly, other Stonepeak businesses and their personnel could be prohibited by law or contract from sharing information with the General Partner, the Investment Advisor and / or their Affiliates that would be relevant to monitoring SP+ INFRA’s Investments and other activities. Additionally, Stonepeak or Other Stonepeak Accounts
can be expected to enter into covenants that restrict or otherwise limit the ability of SP+ INFRA or its portfolio companies and their Affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Stonepeak
Accounts could have granted exclusivity to a joint venture partner that limits SP+ INFRA and Other Stonepeak Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Stonepeak or an Other Stonepeak Account could have entered into a non-compete in connection with a sale or other transaction or agreed to other restrictions that could impact
SP+ INFRA’s ability to consummate investments. These types of restrictions may negatively impact the ability of SP+ INFRA to implement its investment program. (See “—Allocation of Investment Opportunities” herein). Finally, Stonepeak personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other Stonepeak businesses or for other reasons, including other personal or business activities, in which case SP+ INFRA will not benefit from their experience. The Unitholders will not receive a benefit from any fees earned by Stonepeak or its personnel from these other businesses.
Stonepeak is under no obligation to decline any engagements or investments in order to make an investment opportunity available to SP+ INFRA. Stonepeak has long-term relationships with a significant number of corporations and their senior management. The General Partner, or the Investment Advisor and / or its Affiliates will consider those relationships
(including any incentives or disincentives as part of such relationship) when evaluating an investment opportunity, which may result in the General Partner and / or the Investment Advisor choosing not to make such an investment due to such relationships
(e.g., investments in a competitor of a client or other person with whom Stonepeak has a relationship). SP+ INFRA could be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Stonepeak may have or transactions or investments that Stonepeak may make or has made. (See “—Allocation of Investment
Opportunities” and “—Portfolio Company Relationships; Transactions with Portfolio Companies; Investments Alongside
Portfolio Companies” herein.) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Stonepeak will be made available to SP+ INFRA. (See “—Allocation of Investment Opportunities” and
“—Portfolio Company Relationships; Transactions with Portfolio Companies; Investments Alongside Portfolio Companies”
and “—Conflicting Fiduciary Duties to Other Stonepeak Accounts” herein.) SP+ INFRA may also co-invest with Other
Stonepeak Accounts or other persons with whom Stonepeak has a relationship in particular investment opportunities, and other aspects of these Stonepeak relationships could influence the decisions made by the General Partner, the Investment Advisor and / or its Affiliates with respect to SP+ INFRA’s Investments and otherwise result in a conflict. (See also “—Allocation of
Investment Opportunities” herein.)

Finally, Stonepeak and Other Stonepeak Accounts could acquire Units in SP+ INFRA and SP+ INFRA could acquire interests in Other Stonepeak Accounts in the secondary market. Stonepeak and Other Stonepeak Accounts would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of SP+ INFRA’s (or any Other Stonepeak Account’s) investments. The General Partner may also from time to time determine that Stonepeak or any Other Stonepeak Account should acquire such Units in SP+ INFRA (and interests in any Other Stonepeak Account) without offering existing investors, including investors that have previously indicated an interest in acquiring such interests, the opportunity to acquire such interests in advance and / or to match the terms offered by Stonepeak or any Other Stonepeak Account (i.e., investors do not have a “right of first refusal” or a “right of first offer”). As a result, the participation of Stonepeak and / or such Other Stonepeak Accounts in such secondary transactions may result in fewer secondary opportunities for the Unitholders, and there will be no requirement for preapproval or consent required from the Board of Directors and / or Unitholders notwithstanding the potential conflict of interest arising from such participation.
Other Benefits. Stonepeak and its personnel and related parties will receive certain intangible and / or other benefits and / or discounts and / or perquisites arising or resulting from their activities on behalf of SP+ INFRA which will not be subject to the offset of the Management Fee or otherwise be shared with SP+ INFRA, its Unitholders and / or the portfolio companies. For example, airline travel or hotel stays incurred as partnership expenses may result in “miles” or “points” or credit in loyalty / status programs (including credit card points or “cash back” or rebates in addition to such loyalty or status program miles or points), and such benefits and / or amounts will, whether or not de minimis or difficult to value, inure exclusively to
Stonepeak and / or such personnel and related parties (and not SP+ INFRA, Unitholders and / or the portfolio companies) even though the cost of the underlying service is borne by SP+ INFRA as partnership expenses and / or the portfolio companies. In addition, airline travel incurred as a partnership expense for Stonepeak personnel traveling for appropriate Fund-related purposes (including, without limitation, travel related to a portfolio company, a prospective portfolio company or other Fund-
related matter) may benefit such personnel to the extent the trip also serves a personal purpose, as it occurs from time to time.
The Investment Advisor, its personnel and other related persons may also receive discounts on products and services provided by portfolio companies and / or customers or suppliers of such portfolio companies. Similarly, Stonepeak and its personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. The Unitholders consent to the existence of these arrangements and benefits.
Allocation of Expenses. The General Partner will have a conflict of interest in allocating certain expenses among
Unitholders of the Fund as well as among the Fund, any Parallel Funds, the Lux Fund and Other Stonepeak Accounts. Among
other approaches, Stonepeak’s allocation policy may provide for allocation of such expenses across Stonepeak’s platform based solely on subscriptions, capital commitments, invested capital or net asset value without regard to the specific services provided to any Stonepeak fund, vehicle and / or account, including the Fund. In addition, in certain instances where organizational expenses are generally attributable to the Fund, any Parallel Funds and one or more Other Stonepeak Accounts (including the
Lux Fund) (and any parallel funds thereof), such organizational expenses may be allocated among such funds in a manner that
Stonepeak deems appropriate under the circumstances and, as a result, the Fund and any Parallel Funds could bear a portion of such expenses even where all such expenses are not directly connected to the Fund and its activities.
Unless otherwise agreed by the parties to any transfer, the costs and expenses incurred in connection with the transfer of a Unitholder from the Fund to a Parallel Fund, or vice versa (as contemplated by the Fund LPA) will be treated as a Fund
Expense and will be borne by all Unitholders in the Fund and investors in any Parallel Fund. SP+ INFRA will bear as Fund
Expenses the costs of preliminary activities related to the sourcing of investments (such as prospecting for investments), which will include any costs or expenses incurred in connection with attending industry conferences and the costs and expenses of software (including subscription based services) designed to provide background or insights on a particular industry or geography, without regard as to whether the expense is incurred for a specific potential investment.
It is expected that Stonepeak will pay a per agreement payment to a third-party service provider for the costs of drafting, negotiating and executing non-disclosure or other similar agreements with respect to potential and actual investments for the Fund, any Parallel Funds and Other Stonepeak Accounts. Stonepeak intends to allocate such costs across the Fund, any
Parallel Funds and such Other Stonepeak Accounts on a pro rata basis based on a methodology determined by Stonepeak to be equitable under the circumstances. Although Stonepeak will seek to re-evaluate such methodology on a periodic, but no less than annual, basis to ensure that it provides a fair and reasonable allocation of such expenses, prospective investors should note that the use of such methodology will result in the Fund being allocated expenses related to potential investments that are not ultimately consummated by the Fund, any Parallel Funds or any Other Stonepeak Accounts, or actual investments that are ultimately allocated to one or more Other Stonepeak Accounts (and not to the Fund).
Likewise, Stonepeak has, and will continue to, obtain certain software, technology and other information and analytic management tools, techniques and system, including for purposes of creating structure charts, to assist with entity formation and management, to maintain and analyze side letters and subscription agreements, assist with “know your customer” and other

“anti-money laundering” matters, etc. Stonepeak intends to allocate such costs across the Fund, any Parallel Funds and Other
Stonepeak Accounts on a pro rata basis based on a methodology determined by Stonepeak to be equitable under the circumstances.
The application of the above methodologies may lead to an allocation of expenses to the Fund without the concomitant performance of services to the Fund or its portfolio companies and without the Fund receiving the benefit of participating in an investment (in whole or in part) to which such services relate. Moreover, expenses may be incurred that, along with the related services, benefit other parties, including Other Stonepeak Accounts (including the Lux Fund) or other owners in a portfolio company but are borne solely by the Fund. Despite Stonepeak’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead the Fund to bear relatively more expenses in certain instances and relatively less in other instances compared to what the Fund would have borne if a different methodology had been used. However, Stonepeak seeks to make allocations that are equitable on an overall basis in its good faith judgment.
Stonepeak may from time to time organize events geared to prospective investors that participate in multiple
Stonepeak funds, including SP+ INFRA. The costs of such events may be allocated as organizational expenses among the relevant Stonepeak funds that are fundraising at the time, including SP+ INFRA, even if such prospective investors do not ultimately subscribe to SP+ INFRA. In addition to such events, Stonepeak has held and may in the future hold one-on-one meetings with prospective investors related generally to Stonepeak or that are in a preliminary stage of diligence with respect to an investment in SP+ INFRA; while such investors may ultimately not subscribe to SP+ INFRA, the expenses of such meetings could be allocated as an organizational expense of SP+ INFRA.
Deal-specific expenses incurred in connection with unrealized Investments irrespective of whether such expenses are paid by SP+ INFRA (or any special purpose vehicle or holding vehicle through which SP+ INFRA invests) or the portfolio company itself will be capitalized into the overall costs of the Investments. Unitholders should also note that acquisition costs for unrealized Investments will be capitalized into the overall cost of the Investments for U.S. GAAP purposes irrespective of whether such costs are paid to Stonepeak or its affiliates or to a third party, including, without limitation, any legal fees and expenses, transaction fees, commitment fees, underwriting fees, organizational and offering expenses of co-underwriting, co-
investment and other similar vehicles, operating partner and senior advisor fees, actual or estimated third-party diligence expenses, borrowing and other financing fees and expenses (including interest expenses), as well as amounts that are eligible to be treated as “Fund Expenses” under the Fund LPA. Capitalized expenses can also include transaction fees, commitment fees and other fees and expenses that are required to be capitalized under U.S. GAAP, even if charged to only a subset of participants in the relevant Investment (e.g., co-investors). Accordingly, although SP+ INFRA may not be charged such fees and expenses directly, SP+ INFRA will indirectly bear a portion of such fees and expenses.
Fees, costs and expenses incurred in connection with the organization of Stonepeak-controlled co-investment, co-
underwriting and other similar vehicles that participate in an Investment and the offering of interests therein will be capitalized into the overall cost of the Investment where the initial closing of such vehicles occurs on or prior to the closing of the transaction (or, in certain limited circumstances, where the negotiation of such vehicles was substantially completed prior to the closing of the transaction even if the initial closing of such vehicle has not yet occurred). Other expenses that are often capitalized into the overall cost of the Investment include those relating to the drafting, negotiation and execution of “opt-in” or
“opt-out” or other similar notices or forms for certain standing co-investment or other similar vehicles. Accordingly, all investors participating in the Investment (including Unitholders) will bear their pro rata share of such expenses, which expenses can be expected to be material. For the avoidance of doubt, any such expenses will be capitalized into the overall cost of the
Investment whether or not the applicable co-investment vehicle(s) or other similar vehicle(s) closed on or prior to the signing of the relevant Investment so long as such co-investment or other similar vehicle held at least an initial closing (or completed substantial negotiation of the terms of such vehicle) on or prior to the closing of such Investment (accordingly, organizational and offering fees, costs and expenses of any such co-investment or other similar vehicle that are incurred after the closing of the
Investment may also be capitalized into the overall cost of the Investment).
Broken Deal Expenses. Investments in private equity generally often require extensive due diligence activities prior to acquisition, including legal costs. Broken Deal Expenses, which may be significant, may be borne by the Fund. The General
Partner will use commercially reasonable efforts to cause any third-party co-investors that have agreed in writing to participate in a potential Investment alongside SP+ INFRA to bear their pro rata share of any Broken Deal Expenses. Examples of such
Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), the costs from onboarding (i.e., KYC) investment entities with a financial institution, legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Fund, and any expenses of the Fund’s representative or its designated individual), printing and publishing expenses, and legal, accounting, tax and other due diligence and pursuit costs and expenses.

Investments will generally be allocated between SP+ INFRA and one or more Other Stonepeak Accounts on a case-
by-case basis in accordance with the factors described in “— Allocation of Investment Opportunities” below. In certain circumstances, such allocation to SP+ INFRA will occur after the investment has already been allocated to one or more Other
Stonepeak Accounts. Accordingly, while the General Partner will generally allocate Broken Deal Expenses between SP+
INFRA and Other Stonepeak Accounts based on their relative expected investment sizes, such allocation will vary based on, among other things, the timing of the allocation to SP+ INFRA, the governing documents of SP+ INFRA and such Other
Stonepeak Accounts, and any other factors determined by the General Partner to be relevant under the circumstances. Any methodology used to determine such allocation (including the choice thereof) involves inherent conflicts and will not result in perfect attribution and allocation of such costs.
In addition to the foregoing, such Broken Deal Expenses could, in the reasonable discretion of Stonepeak acting in good faith, be allocated solely to the Fund and not to Other Stonepeak Accounts, including any Continuation Vehicle, or co-
investment vehicles (including such standing co-investment vehicles) that could have made the Investment (including any situation where an Other Stonepeak Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to the Fund), even when the Other Stonepeak Account, including any
Continuation Vehicle, or co-investment vehicle commonly invests alongside the Fund in its Investments or Stonepeak or Other
Stonepeak Accounts in their investments. In such cases the Fund’s share of expenses would increase. In the event Broken Deal
Expenses are allocated to an Other Stonepeak Account or a co-investment vehicle, Stonepeak or the Fund will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Stonepeak Account or co-
investment vehicle, as applicable. In addition, certain portfolio companies will provide transaction support services (including identifying potential investments) to the Fund, Other Stonepeak Accounts and their respective portfolio companies in respect of certain investments that are not ultimately consummated. See also “—Service Providers, Vendors and Counterparties” in this
Item 1A. Stonepeak will endeavor in good faith to allocate the costs of such services to the Fund and such Other Stonepeak
Accounts as it deems appropriate under the particular circumstances. Any methodology used to determine such allocation
(including the choice thereof) involves inherent conflicts and may not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in the Fund and its portfolio companies bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the General Partner in good faith), in certain circumstances they may be based on different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore the Fund could pay more than its pro rata portion of such cost based on its actual usage of such services.
Benchmarks. The General Partner will make determinations of market rates (i.e., rates that fall within a range that the
General Partner has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the General Partner’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the General Partner to be appropriate under the circumstances. In respect of benchmarking, while Stonepeak expects to obtain benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Stonepeak in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews rather than determined on an asset by asset basis, and benchmarking may also be conducted only on a periodic basis (e.g., every few years) rather than on an ongoing or regular basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by SP+ INFRA, or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. In certain circumstances Stonepeak can be expected to determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law or because in Stonepeak’s view no comparable service provider offering such good or service exists or because Stonepeak has access to adequate market data to make the determination without reference to third party benchmarking. Any benchmarking is not expected to be memorialized in formal reports but rather conducted on an informal basis.
It may not be possible to benchmark placement and arranging services provided by Stonepeak Capital Markets (or any other Stonepeak service provider, such as Stonepeak Aviation (as defined below)) against similar services provided by third-
party investment banks, independent placement agents or other service providers because the services provided by such third parties are often bundled with other services which are not priced separately from one another. As a matter of commercial practice, these services are often intrinsically linked such that it is challenging to precisely allocate the pricing between these services. For example, in connection with transactions by a portfolio company, the provision of placement or arranging services to a portfolio company would not necessarily be bundled or otherwise provided in the same way as a third-party investment bank, independent placement agent or other service provider would do so. Accordingly, in such cases the services provided by
Stonepeak Capital Markets would be different than services commonly performed by persons unaffiliated with Stonepeak. As a result, pricing information for the specific services provided by Stonepeak Capital Markets may not be practicable to obtain, and accordingly the pricing of the services provided by Stonepeak Capital Markets may not accurately reflect market rates. In connection with the involvement of Stonepeak Capital Markets with SP+ INFRA or a portfolio company, it may be required to engage multiple parties alongside Stonepeak Capital Markets to provide the same bundle or level of services that a single third party would be able to provide, leading to less efficient or less effective services being provided by Stonepeak Capital Markets to SP+ INFRA or a portfolio company. In this case, the services provided by a third party on a standalone basis may be more expensive given they would be provided as part of a package of other services. Moreover, the provision of such services by
Stonepeak Capital Markets and any such methodology (including the choice thereof and any benchmarking verification or other analysis related thereto) involves inherent conflicts.
From time to time, Stonepeak Capital Markets may be engaged on a transaction during the course of execution to the extent Stonepeak Capital Markets or the investment / deal team determines that the transaction execution is not proceeding as planned or where market risk to the issuer is higher than initially expected. In such cases, the compensation payable to
Stonepeak Capital Markets would be incremental to the fees previously agreed to by the applicable issuer. While the involvement by Stonepeak Capital Markets in such a case may curtail the potential increase of pricing payable by the issuer or other deterioration of terms affecting the transaction documentation, for example by avoiding the exercise by such underwriters of “market flex” rights, there can be no assurances that Stonepeak’s involvement will have such an effect. Any amounts paid to
Stonepeak Capital Markets for such services, as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will, subject to the terms of the Fund LPA, be borne indirectly by SP+ INFRA and the
Unitholders by virtue of their ownership of equity or debt in the applicable portfolio company, and will not result in any offset to the management fee.
The fees payable to Stonepeak Capital Markets may be approved on the basis that the aggregate fees paid to Stonepeak
Capital Markets and any investment bank or similar provider of capital or underwriting, collectively, are lower than the aggregate fees Stonepeak determines would have been paid by SP+ INFRA or the applicable portfolio company in the absence of participation by Stonepeak Capital Markets. However, in certain cases the aggregate fees payable by SP+ INFRA or the applicable portfolio company may exceed those that would have been payable in the absence of the participation of Stonepeak
Capital Markets.
To the extent SP+ INFRA or Other Stonepeak Accounts engage in a long-term or recurring contract with a Stonepeak-
affiliated service provider, Stonepeak may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
Stonepeak Policies and Procedures. Policies and procedures implemented by Stonepeak from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Stonepeak’s areas of operation or expertise that SP+ INFRA expects to draw on for purposes of pursuing attractive investment opportunities. Because Stonepeak has other activities beyond SP+
INFRA, it is subject to a number of actual and potential conflicts of interest, additional regulatory considerations, and more legal and contractual restrictions than that to which it would otherwise be subject if it focused only on SP+ INFRA. As a consequence, information which could be of benefit to SP+ INFRA might become restricted to certain business units within
Stonepeak and otherwise be available to SP+ INFRA. In addressing these conflicts and regulatory, legal, and contractual requirements across its various businesses and to protect against inappropriate sharing and / or use of information between the private equity group of Stonepeak and the other business units at Stonepeak (such as Stonepeak Capital Markets or the Credit
Fund), Stonepeak has implemented and may in the future implement certain policies and procedures (such as, for example, information walls) that may reduce the positive synergies that SP+ INFRA expects to utilize for purposes of finding attractive
Investments. In that regard, it is possible that in the future Stonepeak may establish information barriers or other forms of separation between certain professionals, such as those who are primarily involved in trading marketable securities or liquid instruments or distressed investments, on the one hand, and other professionals, such as others who are primarily involved in privately negotiated or illiquid investments, on the other hand, and in any such event it is possible that SP+ INFRA may not be able to avail itself of the full resources of Stonepeak as otherwise described in this Annual Report. There can be no assurance that walling off procedures can be implemented efficiently or successfully in all cases. Additionally, the terms of confidentiality or other agreements with or related to companies in which Stonepeak has or has considered making an investment or which is otherwise an advisory client of Stonepeak may restrict or otherwise limit the ability of SP+ INFRA and / or its portfolio companies and their Affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies.
Risks Arising from Contractual Restrictions under M&A Documentation. While Stonepeak has sought to, and will continue to, resist, mitigate and manage contractual restrictions requested by investment counterparties, non-competition undertakings and analogous agreements are becoming increasingly prevalent in international M&A and any restrictions
(whether in existence under current investment documentation or to be negotiated under future investment documents) may have consequences that are adverse to the interests of SP+ INFRA, such as, for example and without limitation, adversely affecting the ability of SP+ INFRA to participate in certain sectors and / or geographies. Further, Stonepeak may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although may be intended to provide greater opportunities for SP+ INFRA, may require SP+ INFRA to share such opportunities or otherwise limit the amount of an opportunity SP+ INFRA can otherwise take.
Syndication. Subject to the limitations in the Fund LPA, SP+ INFRA may commit to or initially acquire an investment and subsequently syndicate, or sell some or all of it, to the General Partner, the Investment Advisor, Other Stonepeak Accounts,
co-investment vehicles, joint venture partners, Consultants, or Affiliates or related parties of the foregoing or other third parties
(including any person (including, if applicable any Unitholder other than solely in their capacity as such and Consultants) that the General Partner determines has the ability to add value to an Investment in light of its relationships, experience, geographic location, market or industry knowledge and / or other relevant attributes as determined by Stonepeak), notwithstanding the availability of capital from the Unitholders and other investors thereof or applicable credit facilities. If any such intended syndication is not ultimately consummated, Stonepeak, SP+ INFRA or the other party that initially acquires such portion will be expected to retain it, leading to SP+ INFRA or such other party having more of the Investment (including expenses relating to such unconsummated syndication) initially intended to be syndicated than it would otherwise have had if such syndication had not initially been completed. For the avoidance of doubt, certain Other Stonepeak Accounts participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all), or may participate in a syndication alongside SP+ INFRA but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations. The General Partner may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. The General Partner may also determine another methodology for pricing these transfers, including fair market value at the time of transfer. Also, the General Partner may charge fees on these transfers to either or both of the parties to them. Subject to the terms of the Fund
LPA, SP+ INFRA or its Affiliates may retain any portion of an investment initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so.
Conflicts of interest are expected to arise in connection with these Affiliate transactions, including with respect to timing, structuring, pricing and other terms. For example, the General Partner will have a potential conflict of interest when the General
Partner, the Investment Advisor or an Affiliate thereof receives fees, including carried interest or management fees, from an
Affiliate of the General Partner acquiring from or transferring to SP+ INFRA all or a portion of an investment.
Stonepeak, Other Stonepeak Accounts, joint venture partners, or Affiliates or related parties of the foregoing have the right to commit to or initially acquire a portion of an investment (including an investment alongside SP+ INFRA or that is expected to be syndicated to SP+ INFRA) if Stonepeak intends to syndicate such amounts to co-investors and other potential purchasers (which may include one or more Unitholders, Other Stonepeak Accounts and / or third parties). The equity committed / used in any such underwriting by the General Partner and its Affiliates may come from Stonepeak’s own balance sheet and / or from one or more third parties that enter into arrangements with Stonepeak with respect thereto and may come from an Other Stonepeak Account. In such circumstances, Stonepeak will have the right to (and can be expected to) earn underwriting, commitment, guarantee, syndication, holding or other similar fees from SP+ INFRA, the portfolio company, or the purchasers of such equity, regardless of whether such equity was the subject of a commitment or actually deployed into the investment, and SP+ INFRA and Unitholders will not be entitled to share in or receive the benefit of any such underwriting and / or syndication fees. As a result, Stonepeak will be incentivized to underwrite, commit, guarantee and / or syndicate amounts of equity in Investments due to the right to earn fees not subject to offset in favor of the Unitholders, even if the capital used to underwrite such amounts does not come entirely from Stonepeak’s own balance sheet, and Stonepeak may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest with respect thereto. Moreover, it can be expected that Stonepeak will charge such underwriting, commitment, guarantee, syndication, holding and / or similar fees, notwithstanding that Stonepeak funds, vehicles and/or accounts do not typically charge such fees (or any “additional amounts”) to co-investors in similar circumstances where such fund, vehicle and/
or account (and not the Stonepeak balance sheet) initially underwrites or funds a portion of an investment that is subsequently syndicated. Despite this difference, neither SP+ INFRA nor the Unitholders will be entitled to share in or receive the benefit of any such fees.
Holding Entities and Tracking Interests. The General Partner may determine that for legal, tax, regulatory, accounting, administrative or other reasons SP+ INFRA should hold an Investment (or a portion of a portfolio or pool of assets)
through a single holding entity through which one or more Other Stonepeak Accounts hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among SP+
INFRA and such Other Stonepeak Accounts as described in “—Allocation of Investment Opportunities”) in respect of which
SP+ INFRA does not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by SP+ INFRA would be specifically attributed to SP+ INFRA through tracking interests in such holding entity or back-to-back or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other
Stonepeak Accounts, and that SP+ INFRA would be deemed for purposes of the Fund LPA to hold its Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Stonepeak Accounts (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Stonepeak Accounts).

The use of such investment structures in connection with SP+ INFRA’s investment activities could have an adverse impact on
SP+ INFRA. For example, liabilities could arise in relation to a specific investment held indirectly through such holding entity by an Other Stonepeak Account, but not SP+ INFRA, and a counterparty could seek recourse against the holding entity from a different investment that is held indirectly through such holding entity by SP+ INFRA, but not the Other Stonepeak Account.
SP+ INFRA’s investment made through such a holding entity will therefore be subject to risks by virtue of other investments owned by the holding entity in which SP+ INFRA does not have a tracking interest, and such risks would not be present if separate holding entities were used for the separate investments made by SP+ INFRA and the Other Stonepeak Account.
Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to SP+ INFRA and / or Other Stonepeak Accounts. For example, due to rules, regulations and / or requirements in a particular jurisdiction (e.g., licensing requirements), it may be the case that in order to comply with the foregoing, one Stonepeak entity serves a particular role for another Stonepeak entity (e.g., as an administrator or other role requiring a license) that it otherwise would not but for the rules, regulations and / or requirements in such jurisdiction. It is possible that SP+ INFRA will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and / or, in anticipation of, Other Stonepeak Accounts participating through such structure for their investments and it is expected that such
Other Stonepeak Accounts reimburse SP+ INFRA for any such costs and expenses on a pro rata basis. Any investment by SP+
INFRA in a holding entity of the type described by this paragraph, or the sale of any investments held thereby (whether in a single or multiple transactions), will not be subject to the approval of the Board of Directors or any Unitholder.
Allocations of Portfolios. Stonepeak will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among SP+ INFRA and Other Stonepeak
Accounts. Such allocations generally would be based on Stonepeak’s assessment of the expected returns and risk profile of each of the assets and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by Stonepeak. For example, some of the assets in a pool may have a higher return profile, while others may have a lower return profile not appropriate for SP+ INFRA. Also, a pool may contain both debt and equity instruments that Stonepeak determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller or received from a buyer would be allocated among the multiple assets, securities and instruments in the pool and therefore among SP+ INFRA and
Other Stonepeak Accounts acquiring any of the assets, securities and instruments, although Stonepeak could, in certain circumstances, allocate value to SP+ INFRA and such Other Stonepeak Account on a different basis than the contractual purchase price (e.g., based on accounting, tax or in a different manner). Similarly, there will likely be circumstances in which
SP+ INFRA and Other Stonepeak Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though Stonepeak could determine such allocation of value is not accurate and should not be relied upon. Stonepeak will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, Stonepeak will have conflicting duties to SP+ INFRA and Other Stonepeak Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Stonepeak has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an Investment of SP+ INFRA will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Investment were acquired or sold independently rather than as a component of a portfolio shared with Other Stonepeak Accounts. In certain cases, SP+ INFRA could purchase an Investment or an entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the portfolio or pool allocated to an Other Stonepeak Account to that Other Stonepeak Account pursuant to an agreement entered into between
SP+ INFRA and such Other Stonepeak Account prior to closing of the transaction (or vice versa), and any such sell down of assets will not be subject to the approval of the Board of Directors, Independent Client Representative or any Unitholder, or
otherwise, as applicable.
Portfolio Company Relationships; Transactions with Portfolio Companies; Investments Alongside Portfolio
Companies. The portfolio companies of SP+ INFRA and Other Stonepeak Accounts will be counterparties or participants in agreements, transactions, or other arrangements with SP+ INFRA, Other Stonepeak Accounts, and portfolio companies of SP+
INFRA and Other Stonepeak Accounts for the provision of goods and services (e.g., asset management services), purchase and sale of assets and other matters. For example, from time to time, certain portfolio companies of SP+ INFRA or Other Stonepeak
Accounts will provide or recommend goods or services to Stonepeak, SP+ INFRA, Other Stonepeak Accounts, or other portfolio companies. These agreements, transactions and other arrangements will involve payment of fees and other amounts and / or other benefits to Stonepeak and / or a portfolio company, none of which will result in an offset to the Management
Fees, notwithstanding that some of the services provided by a portfolio company are similar in nature to the services provided by the General Partner and / or the Investment Advisor.
For example, Stonepeak may, like other private equity firms, in the future cause portfolio companies to enter into agreements regarding group procurement, benefit management, data management and / or mining, technology development, purchase of title and / or other insurance policies (which may be pooled across portfolio companies and discounted due to scale)
and other similar operational initiatives that may result in fees, commissions or similar payments and / or discounts being paid to the Investment Advisor or its Affiliates, or one or more portfolio companies of SP+ INFRA, including related to a portion of the savings achieved by such portfolio companies. SP+ INFRA and its Unitholders typically will not share in any fees, economics, equity or other benefits accruing to Stonepeak, Other Stonepeak Accounts and their portfolio companies as a result of any such transactions.
Stonepeak, including through its operating team and / or capital markets team, has in the past, and is expected in the future to, recommend or make referrals to or introduce, portfolio companies of Other Stonepeak Accounts (and / or service providers to those Other Stonepeak Accounts) to portfolio companies of SP+ INFRA, may recommend, refer or introduce a portfolio company of SP+ INFRA to one or more portfolio companies of Other Stonepeak Accounts and / or may recommend, refer or introduce existing portfolio companies of SP+ INFRA (or portfolio companies of Other Stonepeak Accounts) that are already engaged in business transactions to improve, deepen and / or alter the terms of the business relationship between these portfolio companies. Additionally, Stonepeak may recommend or make referrals to companies which may later on become portfolio companies of SP+ INFRA or Other Stonepeak Accounts and / or companies that were formerly portfolio companies of
SP+ INFRA (or of Other Stonepeak Accounts) where members of Stonepeak continue to participate in or otherwise have influence over the management of such former portfolio companies. Stonepeak may engage in such recommendations, references and / or referrals in order to achieve various goals, including, but not limited to, efforts to increase revenue per customer of such companies (e.g., through “cross-sell” and “up-sell” arrangements), efforts to increase revenue growth of such companies and efforts to increase the customer base and / or revenues of such companies, and, in turn, increase the value of such fund’s investment and, in addition, Stonepeak’s investment in such companies through its funds. Likewise, such referrals or introductions may result in other financial benefits such as collaboration between the companies involved. In the event a portfolio company of SP+ INFRA is introduced to, or asked to use the products or services of one or more portfolio companies of an Other Stonepeak Account, or otherwise transacts with any such other portfolio company, Stonepeak would have a financial interest in both sides of this transaction. This represents a conflict of interest and there may be transactions of this type that occur that are thus not at arm’s length and which could either benefit or harm SP+ INFRA while in either case benefiting
Stonepeak and its Other Stonepeak Accounts. Separately, it is also possible that a portfolio company of SP+ INFRA could receive and / or use the data of, or share data with, portfolio companies of Other Stonepeak Accounts (see “—Data” herein).
SP+ INFRA and the Unitholders typically will not share in any fees, economics, equity or other benefits accruing to Stonepeak,
Other Stonepeak Accounts and their portfolio companies as a result of the introduction of SP+ INFRA and its portfolio companies.
With respect to transactions or agreements with portfolio companies of SP+ INFRA (including, for the avoidance of doubt, long-term incentive plans) occurring at times when there are no “unrelated” (i.e., unaffiliated with Stonepeak) officers of a portfolio company, Stonepeak may negotiate and execute agreements on behalf of the portfolio company with Stonepeak, SP+
INFRA, Other Stonepeak Accounts and their portfolio companies and Affiliates and other related parties. These negotiations would not be arm’s length and would entail conflicts of interest. Among the measures Stonepeak may use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within Stonepeak to advise on each side of the negotiation.
In addition, portfolio companies of SP+ INFRA or portfolio companies of Other Stonepeak Accounts may do business with, support, or have other relationships with competitors of SP+ INFRA’s other portfolio companies, and in that regard prospective investors should not assume that a company related to or otherwise affiliated with Stonepeak will only take actions that are beneficial to or not opposed to the interests of SP+ INFRA and its portfolio companies. Specifically, Stonepeak may provide advice or otherwise provide support to the portfolio company of an Other Stonepeak Account. In such circumstances,
Stonepeak may consider the interests of such portfolio company or Other Stonepeak Account and any potential conflicts between any such portfolio company or Other Stonepeak Account, on the one hand, and any portfolio company of SP+ INFRA or SP+ INFRA itself, on the other hand, could be resolved in a manner that does not favor SP+ INFRA, or is adverse to SP+
INFRA. Accordingly, this may create a conflict of interest in such instances because the advice or other support provided by
Stonepeak to the portfolio company of such Other Stonepeak Account, or steps taken on such Other Stonepeak Account’s behalf, may have an adverse impact on a portfolio company of SP+ INFRA. For example, the performance or strategy of a portfolio company of an Other Stonepeak Account that is a competitor, customer or service provider of a portfolio company of
SP+ INFRA could conflict with, and adversely impact, the performance and operations of a portfolio company. Such other portfolio company could potentially adversely affect prices or business opportunities for a portfolio company, or compete for or interfere with potential acquisition opportunities for such portfolio company. Further, it is possible that certain portfolio companies of SP+ INFRA or portfolio companies of the Other Stonepeak Accounts or companies in which the Other Stonepeak
Accounts have an interest will compete with SP+ INFRA for one or more investment opportunities. In addition, it is possible that one or more portfolio companies of SP+ INFRA may look to buy or sell a business or asset to or from a portfolio company of an Other Stonepeak Account (or to or from the Other Stonepeak Account itself).
Furthermore, management teams of portfolio companies of Other Stonepeak Accounts will from time to time enter into arrangements with portfolio companies of SP+ INFRA and / or their respective management teams regarding the provision of goods and services (including, without limitation, the sourcing of investments), in exchange for, among other things, interests in one or more of SP+ INFRA’s portfolio companies or the right to participate in any such portfolio company’s equity incentive plan or other long-term incentive plans. Such arrangements could also result in the allocation of any investment opportunity (or co-investment opportunity) that is appropriate for SP+ INFRA being offered (including on a programmatic basis) to a portfolio company of such Other Stonepeak Account as compensation for the goods and services that its management team provided.
Such agreements, transactions and other arrangements will generally be entered into without the consent or direct involvement of SP+ INFRA and / or such Other Stonepeak Accounts or the consent of the Board of Directors and Unitholders of SP+ INFRA or such Other Stonepeak Accounts. This is because, among other considerations, portfolio companies of SP+
INFRA and portfolio companies of Other Stonepeak Accounts are not considered Affiliates of Stonepeak, SP+ INFRA or the
General Partner under the Fund LPA, and are therefore not covered by Affiliate transaction restrictions included in the Fund
LPA, such as the requirement to obtain consent from the Board of Directors in certain circumstances. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to SP+ INFRA as otherwise would be the case if the counterparty were not related to Stonepeak.
SP+ INFRA is expected to co-invest alongside portfolio companies of Other Stonepeak Accounts and / or their
Affiliates in certain Investments. Although the General Partner will have a potential conflict of interest in allocating the investment opportunity between SP+ INFRA, such Other Stonepeak Accounts and / or their portfolio companies, such investments or allocation decisions will not require the consent of the Board of Directors and Unitholders of SP+ INFRA or
such Other Stonepeak Accounts and / or their Affiliates because, as noted above, portfolio companies of Other Stonepeak
Accounts and / or their Affiliates are not considered Affiliates of Stonepeak, SP+ INFRA or the General Partner under the Fund
LPA.
Moreover, in connection with seeking financing or refinancing of portfolio companies of SP+ INFRA and their assets, it may be the case that better financing terms are available when more than one portfolio company provides collateral, particularly in circumstances where the assets of each portfolio company are similar in nature. As such, rather than seeking such financing or refinancing on its own, a portfolio company may enter into cross collateralization arrangements with another portfolio company or portfolio companies of one or more Other Stonepeak Accounts. While Stonepeak would expect any such financing arrangements to generally be non-recourse to SP+ INFRA and Other Stonepeak Accounts, as a result of any cross-
collateralization, SP+ INFRA could also lose its interests in otherwise performing Investments due to poorly performing or non-
performing investments of Other Stonepeak Accounts. See “—Financial Leverage” above.
Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with the Fund (or the relevant Parallel Fund). For these transactions, it is anticipated that the Fund (or the relevant Parallel Fund) would then enter into back-to-back trade confirmations or other similar arrangements with the relevant
Parallel Fund or Other Stonepeak Accounts (including co-investment vehicles). The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where SP+ INFRA participates in an Investment alongside any Other Stonepeak
Account, SP+ INFRA may bear more than its pro rata share of relevant expenses related to such Investment, including, but not limited to, as the result of such Other Stonepeak Account’s insufficient reserves or inability to call capital contributions to cover expenses. It is not expected that SP+ INFRA or Other Stonepeak Accounts will be compensated for agreeing to be primarily liable vis-à-vis a third-party counterparty. Moreover, in connection with the divestment of all or part of a portfolio company
(e.g., an initial public offering) and / or the wind-down of a portfolio company, Stonepeak will seek to track the ownership interests, liabilities and obligations of SP+ INFRA and any Other Stonepeak Accounts owning an interest in the portfolio company comprising such operating business, but it is possible that SP+ INFRA and applicable Other Stonepeak Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of SP+ INFRA and such Other
Stonepeak Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities. Finally, in certain circumstances, if
SP+ INFRA is participating in an investment alongside an Other Stonepeak Account (including a co-investment vehicle), SP+
INFRA could also bear more than its pro rata share of expenses relating to such investment if such Other Stonepeak Account does not have resources to bear such expenses (including, but not limited to, as a result of insufficient reserves and / or the inability to call capital contributions to cover such expenses).
Additionally, Stonepeak may hold equity or other Investments in companies or businesses (even if they are not
“Affiliates” of Stonepeak) that provide services to or otherwise contract with portfolio companies. In connection with such relationships, Stonepeak may also make referrals and / or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and / or milestones benefitting Stonepeak that are tied or related to participation by portfolio companies). SP+ INFRA and the Unitholders will not share in any fees or economics accruing to
Stonepeak as a result of these relationships and / or participation by portfolio companies.
It is also possible that certain portfolio companies of SP+ INFRA or Other Stonepeak Accounts and their Affiliates will compete with SP+ INFRA for one or more investment opportunities. It is also possible that certain portfolio companies of the Other Stonepeak Accounts and their Affiliates will compete with or engage in activities that may have adverse consequences on SP+ INFRA and / or its portfolio companies (including, by way of example only, as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and / or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in the assets of SP+ INFRA and / or its portfolio companies being used to satisfy the obligations or liabilities of one or more Other Stonepeak Accounts, their portfolio companies and / or Affiliates).
In addition, portfolio companies and Stonepeak could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within SP+ INFRA’s investment strategy, which may compete with SP+ INFRA for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of SP+ INFRA).
Executives of SP+ INFRA’s portfolio companies may provide services for Stonepeak, other portfolio companies of
SP+ INFRA or portfolio companies of an Other Stonepeak Account. For example, a portfolio company executive may serve in a deal sourcing role. While in some cases such services may be provided pursuant to a formal arrangement under which the portfolio company executive is compensated by Stonepeak (or the other portfolio company of the Fund or portfolio company of the Other Stonepeak Account), in other cases the relationships are more informal and the services may be provided for no compensation or for an alternative benefit such as a shared portion of the General Partner’s carried interest in such new deal opportunity.
Further, portfolio companies with respect to which the General Partner or their respective Affiliates may elect members to the board of directors will, as a result, subject such directors to fiduciary obligations to make decisions that they believe to be in the best interests of such portfolio company. Although in most cases the interests of SP+ INFRA and any such portfolio company will be aligned, this may not always be the case. This has the potential to create conflicts of interest between the relevant director’s obligations to such portfolio company and its stakeholders, on the one hand, and the interests of SP+
INFRA, on the other hand. Although the General Partner will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for SP+ INFRA.
Outside Activities of Principals and Employees. Certain of the principals and employees of Stonepeak may be subject to a variety of conflicts of interest relating to their responsibilities to SP+ INFRA and the management of SP+ INFRA’s investment portfolio, Other Stonepeak Accounts and their respective portfolio companies. Such individuals may serve and currently do serve, in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations, or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to SP+ INFRA, such as when such other entities compete with SP+ INFRA for investment opportunities and resources. The other managed accounts and / or investment funds in which such individuals may become involved may have investment objectives that overlap with SP+ INFRA. Furthermore, certain principals and employees of
Stonepeak may have a greater financial interest in the performance of such other funds or accounts than the performance of SP+
INFRA. Such involvement may create conflicts of interest in making investments on behalf of SP+ INFRA and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to SP+ INFRA and such organizations. However, there can be no assurance that such conflicts will be resolved favorably for SP+ INFRA.
Additionally, certain personnel and other professionals of Stonepeak have family members or relatives that are actively involved in industries and sectors in which SP+ INFRA invests and / or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of SP+ INFRA or other counterparties of SP+ INFRA and its portfolio companies. Moreover, in certain instances, SP+ INFRA or its portfolio companies may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Stonepeak, including the General Partner, in deciding whether to select, recommend or create such service providers to perform services for SP+ INFRA or a portfolio company (the cost of which will generally be borne directly or indirectly by SP+ INFRA or such portfolio company, as applicable) and to incentivize Stonepeak to engage in such service provider over a third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the General Partner undertakes no obligations to select service providers who may have lower rates. The General Partner undertakes no minimum amount of benchmarking. To the extent the General
Partner does not engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not the General Partner has a relationship or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. In most such circumstances, the Fund LPA will not preclude SP+ INFRA from undertaking any of these investment activities or transactions.
To the extent Stonepeak determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by Stonepeak.
The Unitholders rely on Stonepeak to manage these conflicts in its sole discretion.
Unitholders’ Outside Activities. A Unitholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to SP+ INFRA, including business interests and activities in direct competition with SP+ INFRA and its portfolio companies, and may engage in transactions with, and provide services to, SP+ INFRA or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to SP+ INFRA or its portfolio companies as determined by the General Partner in their sole discretion). None of SP+ INFRA, any Unitholder or any other person shall have any rights by virtue of the Fund LPA or any related agreements in any business ventures of any
Unitholder. The Unitholder, and in certain cases the General Partner will have conflicting loyalties in these situations.
Secondments and Internships. Certain personnel of Stonepeak, including Consultants (as defined below), will be seconded to one or more portfolio companies of SP+ INFRA and Other Stonepeak Accounts to provide finance, accounting, operational support, data management and other similar services, including the sourcing of investments for SP+ INFRA or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne (in whole or in part) by Stonepeak or the organization for which the personnel are working or both. In addition, personnel (and related family members) of portfolio companies and Unitholders of SP+ INFRA and Other Stonepeak Accounts may be
seconded, or serve internships at or otherwise provide consulting services to, Stonepeak, SP+ INFRA and portfolio companies of SP+ INFRA. While often SP+ INFRA, Other Stonepeak Accounts and their portfolio companies are the beneficiaries of these types of arrangements, Stonepeak is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider also provides services to SP+ INFRA in the ordinary course. The
General Partner, the Investment Advisor or the portfolio company may or may not pay salary or cover expenses associated with such secondees and interns, and if a portfolio company does not pay the cost it will be borne directly or indirectly by SP+
INFRA. Stonepeak, SP+ INFRA, Other Stonepeak Accounts or their respective portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements and if a portfolio company of SP+ INFRA or an Other Stonepeak Account pays the costs or Stonepeak seeks reimbursement from SP+ INFRA, such Other Stonepeak Account, or their respective portfolio companies for such secondment costs, all or a portion of such costs would be borne directly or indirectly by SP+ INFRA or such Other Stonepeak
Account. To the extent such fees, compensation or other expenses are borne by SP+ INFRA, including indirectly through its portfolio companies or reimbursement of Stonepeak for such cost, the Management Fee will not be offset or reduced as a result of these secondments or internships or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Stonepeak, its Affiliates and related parties, and any costs of such personnel may be allocated accordingly. Stonepeak will endeavor in good faith to allocate the costs of these arrangements, if any, to Stonepeak, SP+ INFRA, Other Stonepeak Accounts, portfolio companies and other parties based on time spent by the personnel or another methodology Stonepeak deems appropriate in a particular circumstance.
Portfolio Company Service Providers and Vendors. SP+ INFRA, Other Stonepeak Accounts, portfolio companies of each of the foregoing and Stonepeak can be expected to engage portfolio companies of SP+ INFRA and Other Stonepeak
Accounts to provide to other portfolio companies, SP+ INFRA and Stonepeak, services including, without limitation, the following: (a) corporate administrative and support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and / or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and / or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (e.g., coordination with joint venture partners, third-
party service providers), risk management, reporting (e.g., tax, debt, portfolio or other similar topics), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing, internal risk control and valuation services, business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection); (b) borrowing management services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and non-performing loans, consolidation, cash management, financing management, administrative support, lender relationship management (e.g., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender), and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight))); (c) operational services including personnel (i.e., general management of day to day operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects)) and operational coordination (i.e., coordination with joint venture partners, operating partners, and property managers), tracking portfolio company employees’ and other advisors’ utilization and other metrics for fund-level reporting obligations, planning with respect to portfolio composition (including hold/sell analysis support), sustainability-related planning
(including data collection, review, support and execution and creating and developing strategic initiatives and road maps with respect to sustainability), consolidating and assisting with sustainability and other side letter reporting, revenue management support and portfolio and property reporting; and (d) transaction support services (including, without limitation, acquisition support; customer due diligence and related on-boarding; liquidation; reporting; relationship management with brokers, banks and other potential sources of investments; identifying potential investments including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors; assembling relevant information; conducting financial and market analyses and modelling; coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions; coordinating design and development works (such as recommending and implementing design decisions)
and conducting diligence and negotiation support to acquire the same; coordinating with potential sources of capital;
assembling relevant information, conducting financial and market analyses and modelling; coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions; marketing and distribution; overseeing brokers, lawyers, accountants and other advisors; working with consultants and third parties to pursue entitlements; providing in-house legal, sustainability and accounting services; and assisting with due diligence, preparation of asset improvement feasibility analysis, site visits, transaction consulting and specification of technical analyses and review of (i) design and structural work, (ii)
certifications, (iii) operations and maintenance manuals and (iv) statutory documents).
Similarly, Stonepeak, Other Stonepeak Accounts and their portfolio companies can be expected to engage portfolio companies of SP+ INFRA to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by the General Partner, the Investment Advisor or their Affiliates and vice versa.
Fees paid by SP+ INFRA or its portfolio companies to, or value created by, other portfolio company service providers or vendors (including service providers and vendors in which the General Partners and its Affiliates have an interest or relationship) do not offset or reduce the Management Fee payable by the Unitholders and are not otherwise shared with SP+
INFRA, unless otherwise required by the Fund LPA. Furthermore, in certain circumstances, Stonepeak can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to SP+ INFRA,
Other Stonepeak Accounts and / or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Stonepeak has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Stonepeak may “poach” a portfolio company executive, or such executive may interview with Stonepeak during the applicable contractual period with respect to his or her existing position and later be hired by Stonepeak after such period. A portfolio company may want to retain such executives or other employees, and regardless, Stonepeak is under no obligation to avoid interviewing or hiring such employees. For example, Stonepeak expects that certain portfolio company service providers, as described below, with Stonepeak’s oversight, will establish a team of personnel to provide support services exclusively to
SP+ INFRA and its portfolio companies (and / or other investment funds or accounts managed or controlled by Stonepeak).
There may be instances where current and former employees of Other Stonepeak Accounts’ portfolio companies are seconded to or temporarily hired by SP+ INFRA’s portfolio companies or, at times, SP+ INFRA’s Investments directly. Such secondments or temporary hiring of current and former employees of Other Stonepeak Accounts’ portfolio companies by SP+
INFRA’s portfolio companies (or its Investments) may result in a potential conflict of interest between SP+ INFRA’s portfolio companies and those of such Other Stonepeak Accounts. The costs of such employees are expected to be borne by SP+ INFRA or its relevant portfolio companies, as applicable, and the fees paid by SP+ INFRA or such portfolio companies to, other portfolio company service providers or vendors do not offset or reduce the Management Fee. See also “—Service Providers,
Vendors and Counterparties” herein.
SP+ INFRA and its portfolio companies will compensate one or more of these service providers and vendors owned by
SP+ INFRA or Other Stonepeak Accounts, including through incentive-based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned by SP+ INFRA or Other Stonepeak
Accounts will charge SP+ INFRA and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. As a general matter, SP+ INFRA’s portfolio companies are not expected to generate profit for SP+ INFRA or Other Stonepeak Accounts by whom they are owned. Accordingly, Unitholders should have no expectation that portfolio companies owned in whole or in part by SP+ INFRA will generate any positive returns and such portfolio companies could instead result in a loss to SP+ INFRA.
In certain circumstances, SP+ INFRA and Other Stonepeak Accounts will enter into fee arrangements with portfolio company service providers (including instances where the fee is structured as a cost-plus fee, i.e., the cost of services plus a fixed percentage). Where portfolio company service providers have entered into such fee arrangements, there may be situations where the portfolio company service provider’s tax liabilities that are associated with the income received from SP+ INFRA and / or Other Stonepeak Accounts could be passed along to SP+ INFRA such that SP+ INFRA would ultimately be responsible for bearing such expenses. Accordingly, the General Partner and the Investment Advisor may have an incentive to structure its fee arrangements with portfolio company service providers in such a manner where SP+ INFRA or an Other

Stonepeak Account may bear all or a portion of such portfolio company service providers’ tax liabilities. As further noted
above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce Management Fees unless otherwise required by the Fund LPA.
A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies of SP+ INFRA and Other Stonepeak Accounts. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit, revenue, purchase and sale price, capital spend or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Stonepeak Accounts, their portfolio companies and
Stonepeak can be expected to engage portfolio companies of SP+ INFRA to provide services, and these portfolio companies will generally charge for services in the same manner described above, but SP+ INFRA and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such Portfolio companies incurred prior to such engagement.
Portfolio company service providers described in this section are generally owned and / or controlled by one or more
Stonepeak funds, such as SP+ INFRA and Other Stonepeak Accounts. In certain instances, a similar company could be owned and controlled by Stonepeak directly. Stonepeak could cause a transfer of ownership of one of these service providers (or the employees, leases, contracts, a business unit or office assets of one service provider to another service provider) from SP+
INFRA to an Other Stonepeak Account, or from an Other Stonepeak Account to SP+ INFRA.
The transfer of a portfolio company service provider (or the employees, leases, contracts, a business unit or office assets of such service provider) between SP+ INFRA and / or Other Stonepeak Accounts (where SP+ INFRA may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from any Board of Directors, any Independent Client Representative or the Unitholders. The
General Partner may, but is not required to, obtain a third-party valuation confirming the same, and if it does, the General
Partner may rely on such valuation. Portfolio companies of SP+ INFRA and Other Stonepeak Accounts are not considered
“Affiliates” of Stonepeak, the General Partner, the Investment Advisor or SP+ INFRA under the Fund LPA and therefore are not covered by the Affiliate transaction restrictions included in the Fund LPA, such as the requirement to obtain consent from the Board of Directors in certain circumstances.
In the case of Investments involving a “platform company,” SP+ INFRA will from time to time enter into an arrangement with one or more individuals (who may have experience or capability in sourcing and / or managing investments)
to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The counterpart individuals may be compensated with a salary and / or equity incentive plan. Such compensation may take the form of a management fee and / or profits allocation (whether paid directly to such individuals and / or to an affiliated entity controlled by such individuals), which may be calculated as a percentage of assets under management and / or a waterfall similar to a carried interest, respectively, and which will not be subject to the management fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former senior advisors or consultants to the General Partner, the Investment Advisor, its Affiliates and / or management of portfolio companies of Other
Stonepeak Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, SP+ INFRA would initially invest capital to fund a portion of the overhead
(including rent, benefits, salary or retainers for the counterpart individuals and / or their affiliated entity) and sourcing costs for such investments. Although the General Partner is generally responsible under the Fund LPA for certain overhead expenses and investment analysis associated with sourcing and managing investments, as well as compensation costs of investment professionals, SP+ INFRA (and indirectly the Unitholders), and not solely the General Partner, will bear some or all of the costs of such platform companies including costs related to overhead and the sourcing and analysis of Investments, as well as compensation for the related counterparties, for any such platform companies.
In addition, in the event of the disposition of a portfolio company (whether by way of transfer to SP+ INFRA, an Other
Stonepeak Account, a portfolio company of the foregoing or Stonepeak (as described above) or by way of a sale to a third party), such portfolio company may continue to provide some or all of the services described herein to SP+ INFRA, Other
Stonepeak Accounts, portfolio companies of the foregoing or Stonepeak, as applicable, even for a substantial period of time following such disposition.
Service Providers, Vendors and Counterparties. Certain third-party advisors and other service providers and vendors or their Affiliates to SP+ INFRA and its portfolio companies (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) to SP+ INFRA, Stonepeak and / or certain entities in which SP+ INFRA has (or proposes to make) an
Investment may also provide goods or services to, or have business, personal, financial, or other relationships with, the General
Partner, the Investment Advisor, Other Stonepeak Accounts (including co-investment vehicles, where applicable) and their respective portfolio companies and Affiliates and personnel of the foregoing Such advisors and service providers may be investors in SP+ INFRA or Other Stonepeak Accounts, Affiliates of the General Partner, sources of financing and investment opportunities or co-investors, or commercial counterparties or entities in which Stonepeak, SP+ INFRA and / or Other
Stonepeak Accounts have an Investment, and payments by SP+ INFRA and / or such portfolio companies may indirectly benefit Stonepeak and / or such Other Stonepeak Accounts (including co-investment vehicles, where applicable) and their respective portfolio companies or any Affiliates or personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their Affiliates or personnel) to SP+ INFRA and its portfolio companies could have other commercial or personal relationships with Stonepeak, Other Stonepeak Accounts (including co-
investment vehicles, where applicable) and their respective portfolio companies, or any Affiliates or personnel of the foregoing.
The relationship of service providers and vendors to Stonepeak as described above will influence Stonepeak in deciding whether to select or recommend such service providers to perform services for SP+ INFRA or a portfolio company
(the cost of which will generally be borne directly or indirectly by SP+ INFRA or such entity, as applicable) and may incentivize Stonepeak to engage such service provider over a third party and / or to utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. Fees paid by SP+ INFRA or its portfolio companies to service providers and vendors (including service providers and vendors in which Stonepeak and its affiliates have an interest or relationship) do not offset or reduce the Management Fee payable by the Unitholders of SP+ INFRA and are not otherwise shared with SP+ INFRA unless required by the Fund LPA.
Notwithstanding the foregoing, transactions relating to SP+ INFRA that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the General Partner believes to be of benefit to SP+ INFRA. Advisors and service providers, or their Affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by SP+ INFRA and / or portfolio companies are different from those used by Stonepeak and its Affiliates (including personnel), the Investment Advisor or its Affiliates (including personnel)
may pay different amounts or rates than those paid by SP+ INFRA and / or portfolio companies. Similarly, Stonepeak, its
Affiliates, SP+ INFRA, the Other Stonepeak Accounts and / or their portfolio companies can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Stonepeak) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products and / or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by Stonepeak, its Affiliates, SP+ INFRA, the
Other Stonepeak Accounts, and / or their portfolio companies in the aggregate or other factors, which may include early adoption, timing and other reasons. However, the Investment Advisor and its Affiliates have a longstanding practice of not entering into any arrangements with advisors or service providers that could provide for lower rates or discounts than those available to the Other Stonepeak Accounts and / or portfolio companies for the same services.
Additionally, SP+ INFRA, Other Stonepeak Accounts, the portfolio companies, and / or Stonepeak itself will from time to time engage investment banks or other similar financial advisors in connection with specific potential Investments. In most cases, the costs and expenses of these third parties will be borne (directly or indirectly) by the relevant Stonepeak fund and investors thereof (and not Stonepeak). However, one of the tangible and / or intangible benefits from these relationships includes general referral of investment opportunities, which opportunities may inure to the benefit of SP+ INFRA and any
Other Stonepeak Accounts, and / or Stonepeak (and not necessarily the parties bearing the cost of the particular engagement that created, enhanced, or supported the underlying relationship that came to produce such opportunities in the first place). In addition, in connection with an actual or potential Investment, Stonepeak may occasionally compensate an investment bank or other service provider in connection with their contributions to such Investment, which such contributions may be indirect, qualitative and / or may include, or consist entirely of, consideration for potential future business opportunities (such as where an investment bank was working on a potential IPO, but is compensated when the portfolio company is instead sold outright in lieu of an IPO), and whether or not such arrangements have been formalized with a written agreement. While any such payment is expected, in part or in whole, to be borne by the Fund, such arrangements may provide a benefit to Other Stonepeak
Accounts and to Stonepeak itself, including by virtue of any good will generated between Stonepeak and such service provider, which could result in enhanced deal flow to such Other Stonepeak Accounts which have not borne a portion of such fees paid to the investment bank.
Stonepeak Affiliated Service Providers. In addition to the service providers (including portfolio company service providers) and vendors described above, SP+ INFRA and its portfolio companies are expected to engage in transactions with one or more businesses that are owned or controlled by Stonepeak directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of SP+ INFRA and its portfolio companies, as well as service providers, vendors and the Unitholders. Stonepeak could benefit from these transactions and activities through current income and creation of enterprise value in these businesses.
No fees charged by these service providers and vendors will offset or reduce Management Fees, unless otherwise required by the Fund LPA. Furthermore, Stonepeak, the Other Stonepeak Accounts and their portfolio companies and their Affiliates and related parties will use the services of these Stonepeak Affiliates, including at different rates. Although Stonepeak believes the services provided by its Affiliates are equal to or better than those of third parties, Stonepeak directly benefits from the engagement of these Affiliates, and there is therefore an inherent conflict of interest.
Some of the services performed by Stonepeak-affiliated service providers could also be performed by Stonepeak and vice versa. Fees paid by SP+ INFRA or its portfolio companies to or value created in Stonepeak-affiliated service providers or vendors do not offset or reduce the Management Fee payable by the Unitholders and are not otherwise shared with SP+ INFRA, unless otherwise required by the Fund LPA.
SP+ INFRA could acquire from or sell to Stonepeak a service provider as an Investment or participate alongside
Stonepeak in the acquisition of a service provider. Stonepeak is expected to establish a valuation methodology in relation to any such sale or acquisition by SP+ INFRA of a service provider. In addition, before entering into any transaction with respect to any such service provider, it is anticipated that Stonepeak will obtain any consents that may be required under the Advisers Act or other applicable laws or regulations.
Certain Stonepeak-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments, sales or other transaction volume.
Furthermore, Stonepeak-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
To the extent SP+ INFRA or Other Stonepeak Accounts engage in a long-term or recurring contract with a Stonepeak-
affiliated service provider, the General Partner may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
The General Partner will make determinations of certain market rates (i.e., rates that fall within a range that the
General Partner has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms), and, in certain circumstances, is expected to be in the top of the range, based on its consideration of a number of factors, which are generally expected to include the General Partner’s experience with non-affiliated service providers as well as benchmarking data and other methodologies determined by the
General Partner to be appropriate under the circumstances. In respect of benchmarking, while Stonepeak often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Stonepeak
Affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset-by-asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by SP+
INFRA (such as size or location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Stonepeak-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to SP+ INFRA from third-party service providers if such service providers anticipate that
Stonepeak will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by SP+ INFRA, Other Stonepeak Accounts and their respective portfolio companies and will not offset the Management Fee. Finally, in certain circumstances the General
Partner can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated U.S. states) or because in Stonepeak’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Stonepeak has access to adequate market data (including from third-party clients of the Stonepeak-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Stonepeak-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to SP+ INFRA, Other Stonepeak Accounts and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Stonepeak-affiliated service providers could also be performed by the General Partner and vice versa. Fees paid by SP+
INFRA or its portfolio companies to Stonepeak-affiliated service providers do not offset or reduce the Management Fee payable by the Unitholders and are not otherwise shared by SP+ INFRA. These conflicts related to Stonepeak-affiliated service providers will not necessarily be resolved in favor of SP+ INFRA, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Stonepeak expects to establish an affiliate of Stonepeak dedicated to providing aviation-related services (“Stonepeak
Aviation”), including in connection with investments made by SP+ INFRA, Other Stonepeak Accounts, Stonepeak, any of their respective portfolio companies, and third parties. The services to be performed by Stonepeak Aviation are expected to include,

among other things, technical diligence of aircraft investment opportunities and aircraft-leasing opportunities, negotiation of financing related thereto, and the performance of lease management, re-marketing and technical services with respect to any aviation investments. In exchange for such services, Stonepeak Aviation will earn fees and other payments from SP+ INFRA or its portfolio companies that would have otherwise been paid to third parties and which will be on arms’ length terms. Any such fees and payments will be borne by SP+ INFRA and the Unitholders. Further, although Stonepeak Aviation will be an affiliate of Stonepeak, such fees and other payments will not be subject to the management fee offset provisions of the Fund LPA, and neither SP+ INFRA nor the Unitholders will directly or indirectly receive any amount of such fees or other payments. In that regard, SP+ INFRA can be expected to make investments that result in fees and other payments being earned by Stonepeak
Aviation, and there will be no requirement for preapproval or consent required from the Board of Directors and/or the
Unitholders notwithstanding the potential conflict of interest.
Stonepeak Network. Stonepeak believes that the network of bankers, portfolio company executives, management teams and other market participants which it has developed over time, in part as a result of its management of Other Stonepeak
Accounts, will provide a built-in benefit to SP+ INFRA. At the same time, as a result of Stonepeak’s management of SP+
INFRA, it will continue to develop such relationships and grow such network – for example in the same way that executives and management teams from portfolio companies of Other Stonepeak Accounts may provide insight and / or deal origination for the benefit of SP+ INFRA, the executives and management teams of SP+ INFRA’s portfolio companies may benefit Other
Stonepeak Accounts. Additionally, Stonepeak personnel may attend events and / or meetings sponsored by portfolio companies of SP+ INFRA and / or Other Stonepeak Accounts or other members of the Stonepeak network, and similarly, members of the
Stonepeak network may attend annual meetings of SP+ INFRA and may be involved in fundraising activities on behalf of
Stonepeak. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries and other service providers) of SP+ INFRA or portfolio companies, Stonepeak will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations. While SP+ INFRA may bear costs as a result of this practice, Stonepeak believes SP+ INFRA will also be the beneficiary of historical use of this practice and the network and relationships nurtured thereby. It is expected that there will be members of the Stonepeak network who invest in SP+ INFRA on a reduced or fee-free and carried interest-free basis, or who will invest in SP+ INFRA indirectly through the General Partner or any Affiliate thereof.
Distribution Through Financial Intermediaries. SP+ INFRA will generally be distributed through wirehouses, private banks, and other financial intermediaries, rather than directly by the General Partner and/or the Investment Advisor.
Any material adverse change to the ability of the General Partner and/or the Investment Advisor to build and maintain a network of licensed securities broker-dealers, financial intermediaries and other agents could have a material adverse effect on
SP+ INFRA’s business and the offering. If the General Partner and/or the Investment Advisor is unable to build and maintain a sufficient network of participating broker-dealers and financial intermediaries to distribute Units in the issuance, SP+ INFRA’s ability to raise proceeds through the issuance and implement SP+ INFRA’s investment strategy may be adversely affected.
Further, the participating distributors retained by the General Partner and/or the Investment Advisor may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as SP+ INFRA, which they may elect to emphasize to their retail clients. This may further adversely impact the ability of SP+ INFRA to raise capital and therefore its ability to implement the investment strategy of SP+ INFRA.
Any personnel of the General Partner and Investment Advisor involved in offering Units are acting for the Investment
Advisor and not acting as investment, tax, financial, legal or accounting advisors to potential investors in connection with the offering of the Units. Potential investors must independently evaluate the offering and make their own investment decisions.
Intermediaries that solicit prospective investors on behalf of the Fund are subject to a conflict of interest because they will be compensated by the Fund, relevant Unitholders and/or the Investment Advisor in connection with their solicitation activities
(including through subscription fees, servicing fees or otherwise). Such intermediaries may have an incentive in promoting the acquisition of Units in SP+ INFRA in preference to products with respect to which they receive a smaller fee. Prospective investors should take the existence of such fees and other compensation into account in evaluating an investment in SP+
INFRA.
Restrictive Covenants; Restrictions on Fund Activities. Stonepeak, SP+ INFRA, Other Stonepeak Accounts, joint venture partners and / or their respective portfolio companies and Affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Stonepeak, SP+ INFRA, Other Stonepeak Accounts, joint venture partners and / or their respective portfolio companies and Affiliates to make investments in, or otherwise engage in, certain businesses or activities.
For example, Other Stonepeak Accounts could have granted exclusivity to a joint venture partner that limits SP+ INFRA and
Other Stonepeak Accounts from owning assets within a certain distance of any of the joint venture’s assets. Stonepeak, SP+
INFRA, Other Stonepeak Accounts, a joint venture partner and / or their respective portfolio companies and Affiliates could have entered into a non-compete or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that Stonepeak, SP+ INFRA, Other Stonepeak Accounts, joint venture partners and / or their respective portfolio companies and Affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact the ability of SP+ INFRA to implement its investment program.
Advisors, Consultants and Operating Partners. Stonepeak engages and retains strategic advisors, senior advisors, consultants, operating partners, industry experts, industrial specialists, joint venture and / or other partners and professionals and market participants (which may include former Stonepeak employees as well as current and former executive officers of
Stonepeak portfolio companies) (collectively, “Consultants”) who are not employees or Affiliates of Stonepeak and who are expected, from time to time, to receive payments from, or allocations or performance-based compensation with respect to, portfolio companies (e.g., promote, net transaction fees, retainers, expense reimbursements, equity interests, etc.) (as well as from Stonepeak or SP+ INFRA). In such circumstances, such payments from, or allocations or performance-based compensation with respect to, portfolio companies, and / or SP+ INFRA (e.g., promote, net transaction fees, retainers, expense reimbursements, equity interests, etc.) will be treated as Fund Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Stonepeak, be deemed paid to or received by Stonepeak, and such amounts will not be subject to the offset provisions as described in the Fund LPA. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on behalf of SP+ INFRA – for example in the same way that executives from portfolio companies of Other Stonepeak Accounts may provide insight and / or deal origination for the benefit of SP+ INFRA, the executives of SP+ INFRA’s portfolio companies may benefit Consultants and / or Other Stonepeak
Accounts. Consultants may attend events and / or meetings sponsored by SP+ INFRA’s portfolio companies and / or Other
Stonepeak Accounts or other members of the Stonepeak network, and similarly, members of the Stonepeak network may attend annual meetings of SP+ INFRA and may be involved in fundraising activities on behalf of Stonepeak. These Consultants have the right or may be offered the ability to co-invest alongside an Other Stonepeak Account in investments SP+ INFRA also participates in, including in those Investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees and transaction fees, which will reduce SP+ INFRA’s returns), or otherwise participate in equity plans for management of any such portfolio company, or invest directly in SP+ INFRA or in a vehicle controlled by SP+
INFRA subject to reduced or waived management fees and / or carried interest, including after the termination of their engagement by or other status with Stonepeak, and such co-investment and / or participation (which generally will result in SP+
INFRA being allocated a smaller share of an Investment) will not be considered as part of Stonepeak’s side-by-side co-
investment rights. Additionally, and notwithstanding the foregoing, these Consultants are expected to be (or have the right to
be) investors in Stonepeak portfolio companies and / or Other Stonepeak Accounts (which, in some cases, may involve agreements to pay performance fees to such persons in connection with SP+ INFRA’s Investment therein, which will reduce
SP+ INFRA’s returns), and may be permitted to participate in Stonepeak’s side-by-side co-investment rights, which generally do not provide for a management fee or carried interest payable by participants therein and generally result in SP+ INFRA being allocated a smaller share of an Investment than would otherwise be the case in the absence of such side-by-side co-
investment rights. These Consultants may also receive direct compensation from portfolio companies, including a salary, bonus, director fees or equity-based compensations, and such compensation will not offset the management fee. Consultants’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Consultant. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries and other service providers) of SP+ INFRA or portfolio companies, the General Partner will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in a cost to SP+ INFRA (or otherwise make the terms of the transaction less favorable for SP+ INFRA).
The nature of the relationship with each of the Consultants and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, a Consultant advises the General Partner on private equity transactions, provides the General Partner and / or the Investment Advisor with industry-specific insights and feedback on investment themes, assists in transaction due diligence, makes introductions to and provides reference checks on management teams. In other cases,
Consultants take on more extensive roles, including serving as executives or directors on the boards of portfolio companies and contributing to the identification and origination of new investment opportunities. SP+ INFRA may rely on these Consultants to recommend Stonepeak and SP+ INFRA as a preferred investment partner and carry out its investment program, but there is no assurance that any Consultant will continue to be involved with Stonepeak for any length of time.
In certain instances, Stonepeak has formal arrangements with these Consultants (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement and, in any event, pursuant to negotiated arrangements which will not be confirmed as being comparable to the market rates for such services) from Stonepeak, SP+ INFRA and / or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of Stonepeak “employees” (e.g., they can be expected to have offices at Stonepeak, receive administrative support from Stonepeak personnel, participate in certain meetings and events for Stonepeak personnel, work on Stonepeak matters as their primary or sole business activity, have Stonepeak-related e-mail addresses or business cards and participate in certain arrangements typically reserved for Stonepeak employees (e.g., the side-by-side program and healthcare-related benefits)) even though they are not Stonepeak employees, Affiliates, or personnel for purposes of the Fund LPA and the
Investment Advisory Agreement, as applicable, and their salaries and related expenses are paid by SP+ INFRA as Fund

Expenses or by the portfolio companies without any reduction or offset to Management Fees. Some Consultants work only for
SP+ INFRA and its portfolio companies, while other Consultants may have other clients. In particular, in some cases,
Consultants, including those with “Senior Advisor” or “Operating Partner” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Stonepeak potentially on a full-time and / or exclusive basis and, notwithstanding any overlap with the responsibilities of Stonepeak under the Investment Advisory Agreement and / or the
Fund LPA, the compensation to such Consultants may be borne fully by SP+ INFRA and / or portfolio companies (with no reduction or offset to Management Fees) and not the Investment Advisor. Consultants could have conflicts of interest between their work for SP+ INFRA and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and
Stonepeak is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants may provide services on behalf of SP+ INFRA and Other Stonepeak Accounts, and any work performed by Consultants retained on behalf of SP+
INFRA may benefit such Other Stonepeak Accounts (and alternatively, work performed by Consultants on behalf of Other
Stonepeak Accounts may benefit SP+ INFRA), and Stonepeak shall have no obligation to allocate any portion of the costs to be borne by SP+ INFRA in respect of such Consultant to such Other Stonepeak Accounts.
Consultants will likely provide services in respect of multiple matters, including in respect of matters related to
Stonepeak, its affiliates and related parties, and any compensation and/or other costs of such Consultants will be allocated accordingly. Stonepeak will endeavor in good faith to allocate the Consultant compensation and/or costs of these arrangements, if any, to Stonepeak, the Stonepeak’s clients, portfolio companies and other parties based on time spent by the Consultants or another methodology Stonepeak deems appropriate in a particular circumstance.
In addition, SP+ INFRA may in certain circumstances from time to time enter into an arrangement with one or more individuals (who may be former personnel of Stonepeak or current or former personnel of portfolio companies of SP+ INFRA or Other Stonepeak Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to Investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from SP+ INFRA or a portfolio company or asset of SP+ INFRA, or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or other similar metric. SP+ INFRA could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliated entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by SP+ INFRA as Fund Expenses (or Broken Deal Expenses, if
applicable) or indirectly through expenditures by a portfolio company. None of such portfolio companies or Consultants will be treated as Affiliates of the General Partner and / or the Investment Advisor for purposes of the Fund LPA and none of the fees, costs or expenses described above will reduce or offset the Management Fee.
In addition, the General Partner may engage third parties as operating partners and senior advisors (or another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such operating partners and senior advisors may receive reimbursement of reasonable related expenses by portfolio companies or SP+ INFRA and may have the opportunity to invest in a portion of the equity available to SP+ INFRA for investment which may be taken by the General Partner and its Affiliates. If such operating partners and senior advisors generate investment opportunities on SP+ INFRA’s behalf, such members may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction.
There can be no assurance that any of the Consultants will continue to serve in such roles and / or continue their arrangements with Stonepeak, SP+ INFRA and / or any portfolio companies throughout the term of SP+ INFRA. Affiliates of the General Partner and individuals or entities established by or for the benefit of such individuals with whom the General
Partner or its Affiliates has a personal and / or strategic relationship (including, for the avoidance of doubt, strategic advisors, senior advisors, consultants, operating partners, placement agents, and other similar professionals who are not employees or
Affiliates of Stonepeak) may invest as Unitholders of SP+ INFRA and, in such circumstances, any such capital contributions made thereby generally will not be subject to Management Fees or incentive allocation.
Valuation Matters. The fair value of all Investments will ultimately be determined by the General Partner, or the general partner of the applicable Other Stonepeak Account or Third-Party Pooled Investment Vehicle, in accordance with the
Fund’s valuation policy. It may be the case that the NAV of an Investment may not reflect the price at which the Investment is ultimately sold in the market, and the difference between NAV and the ultimate sales price could be material. The valuation of such Investments will be determined by the General Partner in accordance with procedures set forth in the Fund LPA and the
Fund’s valuation policy. The valuation methodologies used to value any investment will involve subjective judgments and projections and will, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond Stonepeak’s control, including the type of market volatility characterizing the current economic environment. As such, the resulting valuations of securities or financial instruments will likely differ from values that would have been determined had an active market existed for such securities or had there been less market volatility. There will be no retroactive adjustment in the valuation of any investment, the offering price at which Units in
SP+ INFRA were purchased or sold by Unitholders or redeemed by SP+ INFRA, as applicable, or the fees and / or performance-based compensation paid to the General Partner or any Affiliate thereof to the extent any valuation proves to not accurately reflect the realizable value of an asset in SP+ INFRA.
The valuation of Investments will affect the amount and timing of the Performance Participation Allocation and the amount of Management Fees payable to the Investment Advisor. The valuation of investments of Other Stonepeak Accounts will, in certain circumstances, affect the decision of potential Unitholders to subscribe for Units in SP+ INFRA. Similarly, the valuation of SP+ INFRA’s Investments will, in certain circumstances, affect the ability of Stonepeak to form and attract capital to Other Stonepeak Accounts. As a result, there may be circumstances where the General Partner is incentivized to defer realization of Investments, make more speculative Investments, seek to deploy capital at an accelerated pace, hold Investments longer and / or determine valuations that are higher than the actual fair value of Investments. The valuation of investments of
SP+ INFRA and Other Stonepeak Accounts, which generally remains in the sole discretion of Stonepeak, involve conflicts. In particular, given that the amount of Management Fees and Performance Participation Allocation will be dependent on the valuation of non-marketable securities, which will be determined by Stonepeak, Stonepeak could be incentivized to value the securities higher than if Management Fees and Performance Participation Allocation were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of Stonepeak, and
Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Valuation of Investments and Interests. As noted above, there is no established market for private investment partnership interests and there may not be any comparable companies for which public market valuations exist. Because there is significant uncertainty as to the valuation of illiquid investments, the values of such Investments may not necessarily reflect the values that could actually be realized by SP+ INFRA. Under certain conditions SP+ INFRA may be forced to sell Investments at lower prices than it had expected to realize or defer – potentially for a considerable period of time – sales that it had planned to make. In addition, in certain limited circumstances, Stonepeak may not have access to all material information relevant to a valuation analysis with respect to an Investment. Further, Stonepeak depends on financial information provided by third parties in order to value its Investments and such financial information may be unreliable. As a result, the valuation of SP+ INFRA’s
Investments, and as a result the valuation of the Units themselves, will at times be based on imperfect information and is subject to inherent uncertainties.
Insurance. The General Partner will cause SP+ INFRA to purchase, and / or bear premiums, fees, costs and expenses
(including any expenses or fees of insurance brokers) for, insurance to insure SP+ INFRA, the General Partner, the Investment
Advisor, Stonepeak and / or their respective directors, officers, employees, agents, representatives, members of the Board of
Directors and other indemnified parties, against liability in connection with the activities of SP+ INFRA. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella” or other insurance policies maintained by
Stonepeak that cover SP+ INFRA, Other Stonepeak Account, the Investment Advisor and / or Stonepeak (including their respective directors, officers, employees, agents, representatives, members of the Board of Directors and other indemnified parties). The General Partner will make judgments about the allocation of premiums, fees, costs and expenses for such
“umbrella” or other insurance policies among SP+ INFRA, other-Stonepeak sponsored vehicles, the Investment Advisor and /
or Stonepeak on a fair and reasonable basis, in their sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable. There can be no assurance that a different allocation would not result in SP+ INFRA bearing less (or more) premiums, fees, costs and expenses for insurance policies.
Data. Stonepeak receives, generates or obtains various kinds of data and information from SP+ INFRA, Other
Stonepeak Accounts and their portfolio companies, and investors in SP+ INFRA and in Other Stonepeak Accounts, and service providers, including data and information relating to business operations, financial information results, trends, budgets, plans, sustainability, energy usage, carbon emissions and other metrics, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data”. Stonepeak may be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading, or business opportunities, as a result of its access to and rights regarding, including use, distribution and derived works rights over, this data and information from SP+ INFRA, Other Stonepeak Accounts and their portfolio companies, and investors in SP+ INFRA and in Other Stonepeak Accounts. Stonepeak has entered and will continue to enter into information sharing and use, measurement and other arrangements with SP+ INFRA, Other Stonepeak Accounts, and their portfolio companies, investors in SP+ INFRA and in Other Stonepeak Accounts, as well as with related parties and service providers, which will give Stonepeak access to (and rights regarding, including ownership and distribution rights over)
data that it would not otherwise obtain in the ordinary course. Further, this alternative data is expected to be aggregated across
SP+ INFRA, Other Stonepeak Accounts and their respective portfolio companies. Although Stonepeak believes that these activities improve Stonepeak’s investment management activities on behalf of SP+ INFRA and Other Stonepeak Accounts, information obtained from SP+ INFRA and its portfolio companies, and investors in SP+ INFRA and in Other Stonepeak
Accounts also provides material benefits to Stonepeak or Other Stonepeak Accounts without compensation or other benefit accruing to SP+ INFRA or the Unitholders. For example, information from a portfolio company owned by SP+ INFRA may enable Stonepeak to better understand a particular industry, enhance Stonepeak’s ability to provide advice or direction to a company’s management team on strategy or operations and execute trading and investment strategies in reliance on that understanding for Stonepeak and Other Stonepeak Accounts that do not own an interest in the portfolio company, without compensation or benefit to SP+ INFRA or its portfolio companies. Stonepeak is expected to serve as the repository for such data described in this paragraph.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material non-public information, Stonepeak is generally free to use data and information from SP+ INFRA’s activities to assist in the pursuit of
Stonepeak’s various other activities, including to trading activities or use for the benefit of Stonepeak or an Other Stonepeak
Account. Any confidentiality obligations in the Fund LPA do not limit Stonepeak’s ability to do so. For example, Stonepeak’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading is expected to provide a material benefit to
Stonepeak without compensation or other benefit to SP+ INFRA or Unitholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the Unitholders acknowledge and agree that any benefits received by Stonepeak or its personnel (including fees (in cash or in-kind), costs and expenses) will not be subject to the Management Fee offset provisions or otherwise shared with SP+ INFRA or Unitholders. As a result, the General Partner has an incentive to pursue Investments that have data and information that is utilized in a manner that benefits Stonepeak or Other Stonepeak Accounts.
Diverse Unitholder Group. The Unitholders have conflicting investment, tax, and other interests with respect to their investments in the Fund (including based on the time at which such Unitholder is admitted to the Fund) and with respect to the interests of investors in other investment vehicles managed or advised by Stonepeak that may participate in the same investments as the Fund, and investor personnel may have incentives or conflicts with respect to their investments in the Fund or Other Stonepeak Accounts. The conflicting interests of individual Unitholders with respect to other Unitholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of Investments made by the Fund and such other investment vehicles, the structuring, financing, tax profile and the timing of disposition of
Investments. As a consequence, conflicts of interest will, in certain circumstances, arise for Stonepeak in making these decisions, which may be more beneficial for one or more (but not all) Unitholders than for another Unitholder, especially with respect to Unitholders’ individual tax situations. In addition, the Fund can be expected to make Investments that will, in certain circumstances, have a negative impact on related investments made by the Unitholders in separate transactions. In selecting and structuring investments appropriate for the Fund, the General Partner and the Investment Advisor will consider the investment and tax objectives of the Fund and the Unitholders as a whole (and those of investors in other investment vehicles managed or advised by Stonepeak that participate in the same Investments as the Fund), and not the investment, tax, or other objectives of any investors individually. Further, certain Unitholders can be expected to also be investors in Other Stonepeak Accounts, including co-investment vehicles that may invest alongside the Fund in one or more Investments, which could create conflicts of interest for Stonepeak in the treatment of different Unitholders.
As a result of disparate tax considerations applicable to certain investors in the Fund and Other Stonepeak Accounts, but not other investors therein, not all such investors will participate in Investments through the same investment structures and vehicles, and the securities indirectly held by such investors (or consideration ultimately distributed to such investors) may differ as a result of the foregoing, and there can be no assurance that the foregoing considerations will not impact (positively or negatively) the returns achieved by any investor, as compared to other investors. It is also possible that the Fund or the Fund’s portfolio companies will, in certain circumstances, be counterparties (such counterparties dealt with on market terms) or participants in agreements, transactions or other arrangements with a Unitholder or an Affiliate of a Unitholder (which may occur in connection with such investors or Affiliates making a capital commitment to Other Stonepeak Accounts), including with respect to one or more Investments (or types of Investments). Such transactions may include agreements to pay performance fees to operating partners in connection with the Fund’s Investment therein, which will reduce the Fund’s returns.
Such Unitholders described in the previous sentences can be expected to therefore have different information about Stonepeak and the Fund than Unitholders not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such Unitholders, and the General Partner and its Affiliates may be motivated to enter into agreements, transactions or arrangements with Unitholders or their Affiliates in order to secure capital commitments from investors in Other
Stonepeak Accounts and may otherwise be motivated by factors other than the interest of the Fund. Moreover, there is an increasing trend in the private equity industry of fund sponsors offering liquidity to investors in existing funds through a structured secondary process where purchasing investors would, as a condition to participating in such purchase from existing investors, also make a commitment to a new fund being raised. Stonepeak could be incentivized to engage in such a process for one or more of its existing funds (or any investments therein) to the extent doing so could be expected to improve Stonepeak’s ability to raise a successor fund to such fund and to form and attract capital to existing or future Other Stonepeak Accounts
(e.g., by securing an agreement from the purchasing investors participating in the process to make commitments to such funds or, more generally, by positively impacting the performance information for the relevant fund that is presented to prospective investors in Stonepeak fundraise materials). Similarly, not all Unitholders monitor their investments in vehicles such as the
Fund in the same manner. For example, certain Unitholders can be expected to periodically request from General Partner information regarding the Fund and Investments and / or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information delivered to all Unitholders. In such circumstances, the General Partner may provide such information to such Unitholder, but just because it has provided such information upon request by one or more
Unitholders does not mean the General Partner will be obligated to affirmatively provide such information to all Unitholders
(although the General Partner will generally provide the same information upon request and treat Unitholders equally in that regard). As a result, certain Unitholders can be expected to receive more information about the Fund than other Unitholders, and the General Partner will have no duty to ensure all Unitholders seek, obtain or process the same information regarding the
Fund and its Investments and / or portfolio companies.
Additionally, Stonepeak may be restricted from disclosing or may determine it is appropriate not to disclose to the
Unitholders material non-public information regarding one or more specific Investments, including certain Investments in which the Fund may participate alongside Other Stonepeak Accounts, which may result in the Unitholders not receiving certain material non-public information regarding the Fund and / or one or more of its Investments under certain circumstances.
Furthermore, in the event certain Stonepeak investment professionals acquire confidential or material, non-public information concerning an entity in which the Fund has invested in or propose to invest in, the possession of such information may limit the ability of the General Partner to buy or sell particular securities of such entity on behalf of the Fund, thereby limiting the investment opportunities or exit strategies available to the Fund.
Further, Unitholders with different domiciles or tax categorizations could receive different investment returns or amounts of tax basis and / or pay different levels of expenses, e.g., based on tax savings or ownership of “blocker” or other structures used to facilitate their investments in, through or below the Fund.
The Lux Fund. The General Partner and its affiliates have established the Lux Fund for investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions. The Lux
Fund will generally co-invest in its investments with SP+ INFRA on substantially the same terms as SP+ INFRA, unless the
Investment Advisor determines in good faith that different allocations or terms are reasonably necessary for legal, tax, regulatory, compliance, structuring or certain other operational requirements. SP+ INFRA and the Lux Fund will generally also dispose of each such Investment at the same time and on substantially the same terms at the relevant time of disposal, unless the
Investment Advisor determines in good faith that different terms are reasonably necessary for legal, tax, regulatory, compliance, structuring or certain other operational requirements. Unitholders should note that, as a result of legal, tax, regulatory, compliance, structuring or other considerations, the terms of the Lux Fund substantially differ from the terms of the Fund.
It is expected that subject to legal, tax, regulatory, compliance, structuring or other considerations, (i) investment-
related expenses and Broken Deal Expenses will generally be allocated pro rata between SP+ INFRA and the Lux Fund based on their respective net asset values at the time of the Investment or potential Investment, (ii) the establishment, ongoing, winding up and dissolution costs associated with any Intermediate Entity through which SP+ INFRA and the Lux Fund jointly invest will generally be allocated pro rata between SP+ INFRA and the Lux Fund based on their respective net asset values and
(iii) each of SP+ INFRA and the Lux Fund will bear its own respective organizational and offering expenses and fund expenses
(although there will be instances where Stonepeak determines that certain of such expenses are attributable to both SP+ INFRA and the Lux Fund and therefore should be borne pro rata by each such entity based on net asset value). In each case of the foregoing, Stonepeak may determine to allocate or re-allocate such expenses in a different manner or at a different time if
Stonepeak determines in good faith that doing so is more equitable or appropriate under the circumstances. Because certain expenses, such as the costs of preparing and filing reports under the Exchange Act (in the case of the Fund) and the costs of preparing and filing certain necessary documents with the CSSF (in the case of the Lux Fund), will be allocated between SP+
INFRA and the Lux Fund on a non-pro rata basis, it can be expected that the net asset value and the unit price associated with each share class in SP+ INFRA and the Lux Fund will materially differ.
The voting rights of the Unitholders in SP+ INFRA will not be aggregated with those of unitholders in the Lux Fund.
It is expected that SP+ INFRA and the Lux Fund will participate in all or substantially all of their investments through a combined investment structure using shared Intermediate Entities. Investments that are held through such combined investment structure will generally be shared pro rata between SP+ INFRA and the Lux Fund based on their proportionate interests in the Intermediate Entities that hold such investments, which will be subject to adjustment based on, among other things, subscriptions and redemptions. Stonepeak may also make adjustments to distributions, allocations and other fundings, payments or calculations to give effect to any expenses or other considerations that are specifically attributable to the Fund, any
Parallel Fund and the Lux Fund, without the consent of any Unitholder, the Board or the board of the Lux Fund. In addition, (i)
the Lux Fund may from time to time, directly or indirectly, acquire interests in any Intermediate Entity from, or buy interests from or sell interests to, SP+ INFRA at the fair market value thereof, and vice versa, although neither SP+ INFRA nor the Lux
Fund shall be under any obligation to engage in such transactions and (ii) the Investment Advisor or any affiliate thereof may cause the Fund (or any other Intermediate Entity) to accept at any time and from time to time a capital contribution in-kind of any asset from the Lux Fund (or any Intermediate Entity) or any Other Stonepeak Account in exchange for units so long as (x)
the Fund has an existing investment in such asset and (y) the number of units issued in exchange therefor shall be at a price representing a valuation no higher than the valuation of the Fund’s investment in such asset at the time of such exchange.
Notwithstanding the foregoing, the participation of the Lux Fund through a combined investment structure with shared
Intermediate Entities will impose certain restrictions and limitations on SP+ INFRA. Because the Lux Fund is subject to certain legal, regulatory and other restrictions to which SP+ INFRA is not also subject (and vice versa), such restrictions will indirectly restrict or limit the investments in which SP+ INFRA and the Lux Fund are able to participate and will impose on SP+ INFRA and the Lux Fund additional restrictions and limitations to which they would not otherwise be subject. For example, following a four-year ramp-up period, the Lux Fund is prohibited from investing more than 20% of the Lux Fund’s net asset value in any single investment, which single-investment limit is applied at the time an investment is consummated and on an ongoing basis.
Although SP+ INFRA does not have a similar investment restriction, the Lux Fund’s restriction will be imposed on SP+
INFRA given their expected shared participation in investments. Such restrictions and limitations could prevent SP+ INFRA and / or the Lux Fund from participating in one or more Investments, or cause them to participate in such Investments to a lesser extent, as compared to what their participation would be in a separate investment structure. This could result in SP+
INFRA and / or the Lux Fund being allocated more than its / their desired amount of other Investments. The combined investment structure will generally require SP+ INFRA and the Lux Fund to invest and exit each investment at the same time and on the same terms, and therefore could result in SP+ INFRA or the Lux Fund participating in an investment on less desirable terms or for a shorter or longer period of time than the relevant fund otherwise would in the absence of such structure, notwithstanding that such fund may have received more desirable terms had it participated in such investment without the other fund or received a higher price had such fund exited such investment on its desired timeline. Accordingly, the use of the combined investment structure can be expected to materially affect the construction of SP+ INFRA’s and the Lux Fund’s portfolio and their participation in Investments therein.
Each of SP+ INFRA and the Lux Fund will be permitted to use its pro rata share of available cash at the level of the
Master Aggregator, or any other Intermediate Entity through which SP+ INFRA and the Lux Fund jointly invest, to satisfy redemption requests for SP+ INFRA and the Lux Fund, respectively. Cash balances in the Master Aggregator and other
Intermediate Entities will be managed having regard to the liquidity terms of both funds as set out in their respective constitutional documents. Stonepeak can agree (without the consent of any Unitholder or the Fund’s Board or the Lux Board)
that SP+ INFRA or the Lux Fund is permitted to use more than its pro rata share for a specific period or for an extended period of time. Accordingly, to the extent the Lux Fund’s pro rata share of available cash in a shared Intermediate Entity is insufficient to satisfy the Lux Fund’s redemption requests, Stonepeak will be incentivized to cause the Lux Fund to use more than its pro rata share of such cash, which could materially reduce the amount of available cash for SP+ INFRA and, potentially, SP+
INFRA’s ability to satisfy its own redemption requests.
It should also be noted that by using a combined investment structure, incoming subscriptions to SP+ INFRA may be used to satisfy redemption requests of the Lux Fund, and vice versa. Although this structuring increases the pool of available cash to either fund, the cash received by a Unitholder in SP+ INFRA that redeems its Units or shareholder in the Lux Fund that redeems its shares, as applicable, pursuant to the Redemption Program or the Lux Fund’s redemption process may be treated as received pursuant to a disguised sale for U.S. federal income tax purposes.
SP+ INFRA and the Lux Fund have separate boards of directors. With respect to conflicts of interests that require an approval, consent or waiver pursuant to the terms of the governing document of the Lux Fund, (i) to the extent the Investment
Advisor determines in good faith that SP+ INFRA and the Lux Fund are similarly situated with respect to such conflict, the Lux
Board will agree that any consent, approval or waiver of such conflict by the Fund’s Board of Directors, if applicable, will be deemed to apply, mutatis mutandis, to the Lux Fund and (ii) to the extent the Investment Advisor determines in good faith that
SP+ INFRA and the Lux Fund are not similarly situated with respect to such conflict, the approval, consent or waiver of the
Lux Board will be required. For the avoidance of doubt, (x) the Lux Board will continue to retain approval, consent and waiver rights with respect to matters unique to the Lux Fund and other corporate-level matters, such as approval of financial reports and the establishment of new share classes and (y) nothing in this paragraph shall limit Stonepeak’s flexibility to use more than a fund’s pro rata share of available cash to satisfy redemption requests (without the consent of SP+ INFRA’s Board of
Directors, the Lux Board or any unitholder in SP+ INFRA or the Lux Fund) as more fully described above. Accordingly, decisions made by the Lux Board will from time to time affect (and limit or prohibit) SP+ INFRA’s actions and its ability to participate in certain transactions and arrangements that the Fund’s Board of Directors has approved.
In the event that Stonepeak determines, in its sole discretion, that SP+ INFRA and the Lux Fund should not participate in a combined investment structure as outlined above and that SP+ INFRA and the Lux Fund should each participate through distinct investment structures with separate holding structures and intermediate entities, the Investment Advisor and its affiliates will be permitted to restructure each investment in which SP+ INFRA and the Lux Fund jointly participate, as well as the
Intermediate Entities and any other holding vehicles or special purpose vehicles through which they invest. Stonepeak will be permitted to take any other actions that it determines are necessary or appropriate in order to effect the foregoing (and will be permitted to amend the Fund LPA to effect the foregoing without the consent of any Unitholder or the Board). However, such re-structuring could result in significant expenses, tax burdens and other consequences that materially and adversely affect each of SP+ INFRA and the Lux Fund and their investments. After giving effect to any re-structuring, it is not expected that the percentage interest of SP+ INFRA and the Lux Fund in any shared investment will be subject to further re-balancing or re-
adjustment and new investment opportunities will instead be allocated in good faith and on a fair and reasonable basis, in accordance with Stonepeak’s internal allocation policy, as further described in “Allocation of Investment Opportunities” below.
Allocation of Investment Opportunities. SP+ INFRA does not have the exclusive unconditional right to any investment opportunity. Accordingly, Stonepeak is under no obligation to offer investment opportunities to SP+ INFRA and may choose to allocate all or any part of any opportunity to an Other Stonepeak Account or any business in which Stonepeak has invested, in accordance with its allocation policy. The General Partner and its Affiliates will, from time to time, be presented with investment opportunities that fall within the investment objective of SP+ INFRA and an Other Stonepeak
Account now existing or to be formed in the future in accordance with the Fund LPA. Situations where an investment may be shared or allocated away from SP+ INFRA may also arise as a result of the fact that the General Partner and its Affiliates have the ability to, and are expected to, form, sponsor, and / or manage other limited partnerships or pooled investment vehicles, including funds that are for Stonepeak’s own account or managed by Stonepeak for the account of another. Such investment funds may be ancillary or accretive to, or otherwise supplement, SP+ INFRA’s investment program, including, without limitation, the establishment of securitized vehicles or trading vehicles. The investment objectives of such Other Stonepeak
Accounts may be a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and / or one geographic region) than the investment objectives of SP+ INFRA, and allocations of relevant investment opportunities will be made to such Other Stonepeak Accounts on a priority basis. Moreover, Stonepeak may establish Other
Stonepeak Accounts or other vehicles that would otherwise be Other Stonepeak Accounts but for the fact that the vehicles will not target multiple investments and / or are publicly-offered (e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on acquisitions. Such Other Stonepeak Accounts may be sponsored and managed by the General Partner or its Affiliates and may participate alongside SP+ INFRA with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to SP+ INFRA). Unitholders should expect that not all of the investment opportunities suitable for SP+
INFRA will be presented to SP+ INFRA. Investment opportunities that might otherwise fall within the investment objectives of
SP+ INFRA or its strategy will be allocated to Other Stonepeak Accounts (in whole or in part). In addition, certain Other
Stonepeak Accounts have investment objectives, and a history of investing in investments that are a subset of or overlap with the investment objectives of SP+ INFRA’s investment program.
SP+ INFRA invests alongside the Lux Fund through a combined investment structure as part of the “Fund Program.”
As noted above and subject to certain exceptions, (i) the Lux Fund will generally invest alongside SP+ INFRA in Investments on substantially the same terms as SP+ INFRA (including by means of investing in the Master Aggregator and the relevant
Intermediate Entities) and (ii) SP+ INFRA and the Lux Fund will generally dispose of each such Investment at the same time and on substantially the same terms (including by an Intermediate Entity disposing of such Investment). SP+ INFRA’s and the
Lux Fund’s percentage interest in each Investment will generally be based on its proportionate share of the Intermediate Entity through which such Investment is made, which will be subject to adjustment as described above.
However, in the event that the General Partner determines to use distinct investment structures for SP+ INFRA and the
Lux Fund, they will continue to have substantially similar investment objectives and strategies and will continue to have highly overlapping investment portfolios, but will not be required to generally invest and divest in each investment at the same time and on the same terms. When using distinct investment structures, investment opportunities will be allocated between SP+
INFRA and the Lux Fund in accordance with Stonepeak’s internal allocation policy on a basis that the General Partner believes in good faith to be fair and reasonable, which may be pro rata based on available capital, subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of SP+ INFRA and the Lux Fund; (y) available capital of SP+ INFRA and the Lux Fund;
and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by Stonepeak, including, without limitation, the considerations described below. As a result, certain conflicts of interest between SP+ INFRA and the Lux Fund may arise with respect to allocation determinations.
Additionally, because the Fund Program invests across Stonepeak’s platform, it is expected that its investment strategy will overlap with that of Other Stonepeak Accounts that are actively investing and similarly overlap with future Other
Stonepeak Accounts. Although the Fund Program may make unique investments that are not shared by Other Stonepeak
Accounts outside of the Fund Program, it is expected that many investment opportunities will be shared with Other Stonepeak
Accounts to the extent such opportunities fall within the investment strategy of such Other Stonepeak Accounts and the investment strategy across the Fund Program. This overlap will from time to time create conflicts of interest, which Stonepeak and its Affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures. Moreover, under certain circumstances, investment opportunities sourced and/or identified by
Stonepeak and that fall within the Fund Program’s investment strategy and objective are expected to be allocated on a priority basis in whole or in part to portfolio companies owned by SP+ INFRA and/or the Lux Fund, Other Stonepeak Accounts,
portfolio companies of Other Stonepeak Accounts, or Stonepeak.

It is expected that some activities of Stonepeak, the Other Stonepeak Accounts and their portfolio companies will compete with SP+ INFRA and the Lux Fund and their respective portfolio companies for one or more investment opportunities that are consistent with SP+ INFRA’s investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to SP+ INFRA. Stonepeak may also from time to time make and hold investments of various types with or in lieu of Other Stonepeak Accounts. Although such investments could be limited or restricted by the organizational documents of or other agreements relating to Other Stonepeak Accounts, to the extent Stonepeak does make or hold such investments, many of the conflicts of interest associated with the activities of Other Stonepeak Accounts also apply to such investment activities of Stonepeak. Stonepeak and its investment personnel have conflicting loyalties in determining whether an investment opportunity should be allocated to SP+ INFRA, Stonepeak or an Other Stonepeak Account (including the Lux Fund), and these conflicts may not necessarily be resolved in favor of SP+ INFRA.
Stonepeak generally determines the relative allocation of investment opportunities between the Fund Program and
Other Stonepeak Accounts on a basis that Stonepeak believes in good faith to be fair and reasonable and consistent with
Stonepeak’s allocation policy (which will be updated from time to time). However, the application of the allocation policy may result in the Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Among the factors Stonepeak considers in making investment allocations between the Fund Program and Other Stonepeak Accounts are the following: (i) any applicable investment parameters, limitations and other terms of the
Fund Program and such Other Stonepeak Accounts, (ii) the Fund Program and such Other Stonepeak Accounts having available capital with respect thereto and (iii) legal, tax, regulatory, accounting, and other considerations deemed relevant by the General
Partner (including, without limitation, the specific nature, size, terms, sourcing and type of an Investment, relative investment strategies and primary investment mandates, policies, portfolio diversification concerns, contractual obligations, applicable investment limitations, relative amounts of available capital for each investment fund, source of the investment opportunity, the investment focus of each investment fund, the expected risk-return profile, the anticipated holding period, the anticipated cash yield and remaining investment periods, co-investment and co-underwriting arrangements, the extent of involvement of the respective teams of investment professionals dedicated to the Fund Program and Other Stonepeak Accounts, and other relevant considerations). Moreover, a fair and reasonable allocation methodology for purposes of the foregoing could involve the
General Partner establishing a formulaic methodology (such as a pre-determined fixed split) to allocate such opportunities between the Fund Program and one or more of such Other Stonepeak Accounts, although no such formulaic allocation methodology is required. As a result, in certain circumstances, investment opportunities that fall within the Fund Program’s investment objectives may not be presented to or pursued by SP+ INFRA, and may be allocated in whole or in part to any such
Other Stonepeak Accounts. In addition, in certain circumstances certain other investment vehicles may receive allocations of investments that may otherwise be appropriate for SP+ INFRA (including Other Stonepeak Accounts), which may result in SP+
INFRA not participating in certain investment opportunities otherwise within its mandate. Where potential overlaps in investment objective and strategies with any of the Other Stonepeak Accounts exist, the Investment Advisor (or applicable
Stonepeak investment advisor) may, in accordance with Stonepeak’s investment allocation policy, forego investment opportunities suitable for the Fund (or one or more Other Stonepeak Accounts) and the Fund (or Other Stonepeak Accounts)
may participate in investments in which Other Stonepeak Accounts have (or the Fund has) determined not to invest. Similarly, the Fund may choose to participate in investments in which Other Stonepeak Accounts have determined not to invest.
The appropriate allocation between one or more of SP+ INFRA and any Other Stonepeak Accounts of the General
Partner of expenses and fees generated in the course of evaluating and making Investments which are not consummated, such as out-of-pocket fees associated with due diligence, attorney fees and the fees of other professionals, will be determined by the
General Partner in its sole discretion. Prospective investors should also note that although the General Partner and its Affiliates may determine to form a fund or other entity that is initially funded in whole or in part from the Stonepeak balance sheet (a
“Seed Fund”), the General Partner may determine to treat such Seed Fund as an “Other Stonepeak Account” for all or any
purposes of the Fund LPA (including, without limitation, allocation of investment opportunities) so long as the General Partner intends or projects that one or more third party investors will be admitted to such Seed Fund at a later date. The allocation of any such investment opportunities to the Seed Fund (which may be on a case/case or programmatic basis) could result in the
General Partner and its Affiliates being allocated a greater amount of one or more investment opportunities than would otherwise be permissible solely pursuant the side-by-side program, notwithstanding that no third-party capital has actually been admitted to the Seed Fund at the time of any such allocation (and may ultimately never be admitted). It should also be noted
that to the extent SP+ INFRA is co-investing alongside the Stonepeak balance sheet and the General Partner and its Affiliates determine to transfer, sell or contribute all or any portion of their investments that are held, in whole or in part, on the
Stonepeak balance sheet to a Seed Fund or an Other Stonepeak Account that includes (or is expected to include) third-party investors, there will be no requirement for preapproval or consent required from the Board of Directors and / or the Unitholders, notwithstanding that the General Partner and its Affiliates are “exiting” the investment in advance of SP+ INFRA.
It is expected that directors, partners, officer, employees and other persons Affiliated with Stonepeak will invest in
SP+ INFRA. As a result, any of the foregoing individuals who are involved in the investment decision-making process of SP+
INFRA will have an incentive to take actions in respect of SP+ INFRA that they would otherwise not have in the absence of such investment, including an incentive to allocate certain investment opportunities (or a greater portion of such investment opportunities) to SP+ INFRA, or on the contrary, allocate certain investment opportunities (or a greater portion of such investment opportunities) away from SP+ INFRA. Such allocation decisions may affect, potentially materially, the overall portfolio composition of SP+ INFRA, as well as the portfolios of Other Stonepeak Accounts.
In addition, the General Partner and / or its Affiliates may be incentivized to offer certain potential co-investors the opportunities to co-invest since the amount of carried interest and / or management fee to which the General Partner and / or its
Affiliates are entitled under the arrangements with such co-investors with respect to such co-investor’s participation in the
Other Stonepeak Accounts may depend on, among other things, the extent to which such co-investors participates in co-
investments. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that any investment opportunities that would have otherwise been offered to SP+ INFRA will be made available to SP+ INFRA. Co-
investments may be offered by the General Partner on such terms and conditions (including with respect to Management Fees, carried interest and related arrangements) as the General Partner determines in its discretion on a case-by-case basis.
Stonepeak may pursue strategic investments (whether made directly or through a vehicle funded by one or more third parties (such as a special purpose acquisition company)) in businesses that Stonepeak intends to operate as part of its overall business. Such investments may be suitable for, or alternatively competitive with, SP+ INFRA. In either case, Stonepeak is permitted to allocate such investments away from SP+ INFRA to Stonepeak or such other investment vehicles.
Stonepeak may give advice and recommend assets, instruments, loans, securities or other investments to other funds or accounts managed by Stonepeak which may differ from advice given to, or assets, instruments, loans, securities or other investments recommended or bought for, SP+ INFRA, even though the investment objectives of such funds or other accounts managed by Stonepeak may be the same or similar. Because there can be extended periods of time between an investment’s signing and closing date, at times months or more, it is possible that SP+ INFRA’s or an Other Stonepeak Account’s circumstances or broader macroeconomic or other conditions may be different at closing than expected at the time of signing.
Therefore, notwithstanding the application of Stonepeak’s good faith judgment as to allocation at the time a deal is signed, it is expected that there may be circumstances where allocations are adjusted between signing and closing, and such adjustments may be material, and could include allocating either more or less than anticipated to SP+ INFRA and / or Other Stonepeak
Accounts. Furthermore, in certain situations the Investment Advisor has in the past deferred, and in the future expects to defer, making a final determination relating to the precise allocations of an investment at signing, in recognition that facts may change between the time of signing and closing, as is especially the case where there is expected to be a long sign to close period.
Allocations are made at the time of signing in the Investment Advisor’s good faith judgment in light of the facts and circumstances then known. In such situation, the Investment Advisor is likely to seek the right in the transaction documents to adjust the amounts to be invested between the applicable funds, which could result in one fund signing for a larger amount of the investment than it may ultimately invest, while another may sign for a smaller amount. The Investment Advisor believes this flexibility allows it to evaluate the optimal split among the applicable funds as facts and circumstances evolve between signing and closing. However, this practice could adversely affect one fund or the other in a manner that is not anticipated or known at the time of signing. For example, the initial allocations could be used to allocate Broken Deal Expenses if the transaction ultimately breaks which could result in one Fund bearing more and another fund bearing less of the expenses then its ultimate investment allocation would warrant had the transaction been consummated.
Investments in Which Other Stonepeak Accounts Have a Different Principal Interest Generally. SP+ INFRA could invest directly or indirectly in companies or other entities in which Other Stonepeak Accounts have or are currently making a different principal investment (including with respect to relative seniority) or vice versa. In such situations, SP+ INFRA and such Other Stonepeak Account may have conflicting interests. For example, (i) if SP+ INFRA makes or has an equity investment in a portfolio company in which an Other Stonepeak Account has a debt or equity investment, (ii) if an Other
Stonepeak Account, through the purchase of debt obligations or otherwise, becomes a lender to a portfolio company in which
SP+ INFRA has a debt or equity investment, (iii) if SP+ INFRA and Other Stonepeak Account participate in separate tranches of a fundraising with respect to the same portfolio company or (iv) if the portfolio company in which SP+ INFRA has an equity investment and in which an Other Stonepeak Account has a debt investment becomes distressed or defaults on its obligations under the debt investment, Stonepeak will, in each case, generally have conflicting loyalties between the duties to SP+ INFRA and to such Other Stonepeak Account. In that regard, actions may be taken for the Other Stonepeak Account that are adverse to
SP+ INFRA or vice versa. In addition, conflicts of interest may arise in determining the amount of an Investment, if any, to be allocated among the potential investors and the respective terms thereof. There can be no assurance that the return on SP+
INFRA’s Investment will be equivalent to or better than the returns obtained by the other Affiliates participating in the transaction. It is possible that in a bankruptcy, insolvency or similar proceeding SP+ INFRA’s interest may be subordinated or otherwise adversely affected by virtue of the involvement and actions of an Affiliate of Stonepeak relating to its Investment.
Except to the extent of fees paid to the General Partner specifically relating to SP+ INFRA’s capital commitment or investment of capital, the Unitholders will in no way receive the benefit from fees paid to Stonepeak from a portfolio company and in any event Unitholders will receive the benefit of such fees only as set forth in the Fund LPA.

Joint Investments. SP+ INFRA may enter into joint investments with Other Stonepeak Accounts and may do so where such Other Stonepeak Accounts have certain governance rights for legal, regulatory or other reasons. Any such Other
Stonepeak Account may sell any such investment to any person at any time and SP+ INFRA may or may not participate with such Other Stonepeak Account in such sale.
Conflicting Fiduciary Duties to Other Stonepeak Accounts. As noted above, Stonepeak may structure an investment as a result of which one or more Other Stonepeak Accounts primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities and other similar debt instruments are offered the opportunity to participate in the debt tranche of an Investment allocated to SP+ INFRA or alongside an investment made by SP+ INFRA but in a different security or instrument than acquired by SP+ INFRA. At times this could include SP+ INFRA investing in equity while an Other Stonepeak
Account is investing in debt (or vice versa). Additionally, SP+ INFRA may purchase investments in which an Other Stonepeak
Account already has or is acquiring an interest, or otherwise an Other Stonepeak Account may purchase an investment in a portfolio company of SP+ INFRA and may do so at different points in time. There may also be instances in which SP+ INFRA invests in an entity that is affiliated with a portfolio company of an Other Stonepeak Account. In any such aforementioned case, any such participation by any such vehicles or accounts would not be considered “co-investment” alongside SP+ INFRA for purposes of the Fund LPA. As investment advisor to each of SP+ INFRA and such Other Stonepeak Account, Stonepeak owes a fiduciary duty to the Other Stonepeak Account as well as to SP+ INFRA. SP+ INFRA may hold senior debt and an Other
Stonepeak Account may hold equity securities, or SP+ INFRA may hold subordinated debt while an Other Stonepeak Account holds senior debt in the same portfolio company or an Affiliate of a portfolio company (or vice versa). This dynamic would potentially result in Other Stonepeak Accounts being senior or junior to SP+ INFRA in the capital structure of such portfolio company, which could cause Stonepeak to face a conflict of interest in respect of decisions made with regard to Other
Stonepeak Accounts or accounts and SP+ INFRA (e.g., with respect to the terms of such debt instruments, the enforcement of covenants, the terms of recapitalizations, and the resolution of workouts or bankruptcies). If an Other Stonepeak Account were to purchase high yield securities or other debt instruments of a Fund’s portfolio company, or if SP+ INFRA were to acquire an equity interest in a portfolio company in which an Other Stonepeak Account then holds or is acquiring an interest in the debt of such portfolio company, Stonepeak may, in certain instances, face a conflict of interest in respect of decisions made with regard to such Other Stonepeak Account and SP+ INFRA (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations, and the resolution of workouts or bankruptcies) as more fully described in “—Investments in Which Other Stonepeak Accounts Have a Different Principal Interest Generally.”
Other Stonepeak Accounts will not be required to take any action or withhold from taking any action to mitigate losses by SP+ INFRA in such a scenario. It may be the case where such actual or potential conflicts of interest arise that Stonepeak’s financial incentives (including because of potentially disparate financial interests in each of the funds, vehicles or accounts) will be in favor of the Other Stonepeak Accounts and not SP+ INFRA. For example, in a bankruptcy proceeding, in circumstances where SP+ INFRA holds an equity investment in a portfolio company, the holders of such portfolio company’s debt instruments (which may include one or more Other Stonepeak Accounts) may take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that subordinate or adversely impact the value of SP+ INFRA’s investment in such portfolio company.
Additionally, conflicts might also arise, for example, in connection with SP+ INFRA’s provision of additional capital necessary to support positions taken by Other Stonepeak Accounts, for example, if a portfolio company in which an Other
Stonepeak Account also holds an interest requires financing to finance growth or other opportunities or as a result of financial or other difficulties. If such Other Stonepeak Account had the potential to incur a loss on its investment as a result of such difficulties, the General Partner’s and/or the Investment Advisor’s ability to recommend actions in the best interests of SP+
INFRA might be impaired. If SP+ INFRA were to provide such capital there is a risk that such financing may be done on such terms and in such amounts that do not favor SP+ INFRA or may adversely impact SP+ INFRA to the benefit of an Other
Stonepeak Account. There is no assurance that the General Partner and/or the Investment Advisor will determine to resolve these conflicts in a manner that will not have an adverse impact on SP+ INFRA or that the returns to SP+ INFRA would be equal to and not less than SP+ INFRA would have achieved if such conflict did not occur.
In order to seek to mitigate these conflicts, Stonepeak has adopted certain requirements, policies and procedures, including restrictions on an Other Stonepeak Account’s ability to invest in debt securities or instruments where an Other
Stonepeak Account holds equity voting securities, or securities convertible into voting securities above a specified percentage, as well as restrictions on such Other Stonepeak Account’s ability to act as lead arranger in such circumstances, and rules around such Other Stonepeak Account’s ability to vote in connection with its ownership of such debt instruments.
However, such policies and procedures may not be sufficient to mitigate conflicts or applicable in certain circumstances, and the General Partner’s ability to act in the best interests of SP+ INFRA might be impaired by conflicting duties to an Other Stonepeak Account. The General Partner and its Affiliates may also seek to address conflicts by adopting additional policies and procedures in the future, which may include but are not limited to, limiting investments by SP+ INFRA which produce such conflicts, requiring at least one unaffiliated lender to hold a majority or larger piece of any tranche in which
SP+ INFRA invests where such conflict exists, limiting exercise of voting or consent rights or determining to vote consistent with certain third parties, limiting roles on creditor committees, implementing procedures designed to ensure that the team managing the investments of SP+ INFRA make determinations independent from that of Other Stonepeak Accounts, or other similar procedures determined in the judgment of the General Partner and / or the Investment Advisor. There can be no
assurance that any conflict will be resolved in favor of SP+ INFRA or that the return on SP+ INFRA’s investment will be equivalent to or better than the returns obtained by Other Stonepeak Accounts participating in the transaction.
Furthermore, the involvement of Stonepeak personnel at both the equity and debt levels through SP+ INFRA and one or more Other Stonepeak Accounts could inhibit strategic information exchanges among fellow creditors. In certain circumstances, SP+ INFRA and / or Other Stonepeak Accounts may be prohibited from exercising voting or other rights, or required to vote consistent with a third party administrative agent, and may be subject to claims by other creditors with respect to the subordination of their interest.
Certain Other Stonepeak Accounts, and Stonepeak and / or its Affiliates and personnel, have in the past invested and may in the future invest, in bank debt and securities of companies in which Stonepeak, its Affiliates, Other Stonepeak Accounts or certain personnel and employees of Stonepeak (including former personnel) hold interests or securities, including equity securities; such bank debt and securities may be senior in the capital structure to investments of SP+ INFRA and actions that are taken that may be adverse to equity holders or subordinated debtholders could benefit those with more senior positions, thus creating a potential conflict of interest. Additional conflicts may also exist in such a situation, for example, where the size of an investment in SP+ INFRA is sizably larger or smaller than that of an Other Stonepeak Account (in which case Stonepeak may have different economic incentives toward one fund, vehicle and / or account relative to the other). These conflicts related to fiduciary duties to such Other Stonepeak Accounts will not necessarily be resolved in favor of SP+ INFRA, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Passive Minority Investments in Stonepeak. On June 28, 2023, Stonepeak accepted a minority investment from investment vehicles managed by Blue Owl Capital Inc.’s (“Blue Owl”) GP Strategic Capital platform (formerly known as Dyal
Capital), a capital provider for institutional alternative asset managers. Blue Owl thereafter made certain follow-up investments in Stonepeak. In sum, Blue Owl and other third-party strategic investors are, in the aggregate, indirectly entitled to receive less than 17% of the fee income of Stonepeak (including management fee income and other income generated from the acquisition, ongoing advisory and transaction fees received by the Investment Advisor in connection with investments by SP+ INFRA) and less than 17% of the carried interest income with respect to Stonepeak funds (including the General Partner). Each such third-
party investor currently has no control over the day-to-day operations or investment decisions of Stonepeak as they relate to
SP+ INFRA, but it has certain customary minority protection rights. Please refer to the Form ADV of Stonepeak Partners LP for additional information regarding the foregoing transaction.
General Partner Contributions. In addition to the Blue Owl investment described above, it is expected that from time to time, Stonepeak will use another third party and/or Other Stonepeak Accounts to fund a portion of the General Partner’s capital contributions (if any) to the Fund and any Parallel Funds, whether in the form of equity, debt or some other combination thereof. For example, Stonepeak may finance, securitize or employ other structured finance arrangements with third parties in respect of Stonepeak balance sheet capital that is used to, among other things, fund the general partner’s capital contributions to the Fund and any Parallel Funds and the general partner’s capital commitment to Other Stonepeak Accounts. Stonepeak and its personnel may also directly or indirectly sell down a portion of their interests in the General Partner capital contributions in connection with the admission of new persons (which may be third parties) to the General Partner. The interests of any such third party and/or Other Stonepeak Account in SP+ INFRA will generally be held through the General Partner or an Affiliate thereof (and, as a result, will not be subject to any applicable limitation on third-party commitments that may be accepted by
SP+ INFRA at a subsequent closing) and unless otherwise determined by the General Partner, will not be subject to
Management Fees or Performance Participation Allocation and will not be permitted to vote on matters referred to the
Unitholders, but will count towards satisfaction of the General Partner’s capital contributions to the Fund and any Parallel Fund.
These arrangements could alter Stonepeak’s returns and risk exposure with respect to balance sheet capital as compared to its returns and risk exposure if Stonepeak held its interests in the Fund, any Parallel Fund and Other Stonepeak Accounts outside of such arrangements and could create incentives for Stonepeak to take actions in respect of such interests that it otherwise would not in the absence of such arrangements or otherwise alter its alignment with the Unitholders of the Fund and any
Parallel Fund and investors in Other Stonepeak Accounts.
Liability Arising From Transactions Entered into Alongside Stonepeak and / or Other Stonepeak Accounts. SP+
INFRA is expected to co-invest with one or more Other Stonepeak Accounts (including co-investment or other vehicles in which Stonepeak or its personnel invest and that co-invest with such Other Stonepeak Accounts) or Stonepeak in investments that are suitable for both SP+ INFRA and such Other Stonepeak Accounts and/or Stonepeak. Participating in investments alongside Other Stonepeak Accounts and/or Stonepeak will subject SP+ INFRA to a number of risks and conflicts (and in certain circumstances Stonepeak could be unaware of an Other Stonepeak Account’s participation, as a result of information walls or otherwise). For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for SP+ INFRA, Other Stonepeak Accounts and
Stonepeak may not be the same. Additionally, SP+ INFRA and such Other Stonepeak Accounts will generally have different investment periods or expiration dates and/or investment objectives (including return profiles) and Stonepeak, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on investments related to earlier investments made by SP+ INFRA,
Stonepeak and Other Stonepeak Accounts). Such Other Stonepeak Accounts and/or Stonepeak may also have certain governance rights for legal, regulatory or other reasons that SP+ INFRA will not have. As such, SP+ INFRA, Stonepeak and/or such Other Stonepeak Accounts may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration than is offered to the Unitholders (e.g., some or all Unitholders may receive cash whereas investors in Other Stonepeak Accounts may be provided the opportunity to receive distributions in-kind in lieu thereof). Similarly, SP+ INFRA and such Other Stonepeak Accounts may participate in financings with respect to shared investments on different terms, which may result in differing timing and/or amounts of distributions received, obligations or opportunities to make additional capital contributions and/or other participation rights or obligations with respect to such investment, subject to the terms of the Fund LPA and the partnership agreements governing such Other Stonepeak Accounts.
At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (i) if the Fund is a direct counterparty to a transaction, the Fund being solely liable with respect to its own share as well as Other Stonepeak Accounts’ shares of any applicable obligations, or (ii) if the Fund is not the direct counterparty, the Fund having a contribution obligation to the relevant Other Stonepeak Accounts. See also “—Holding Entities and Tracking Interests” herein. Alternatively, a counterparty may agree to face multiple funds, which could result in the Fund being jointly and severally liable alongside Other Stonepeak Accounts for the full amount of the applicable obligations. In cases in which the Fund could be responsible for the liability of an Other Stonepeak Account, or vice versa, the applicable parties would generally enter into a back to back or other similar contribution or reimbursement agreement.
Likewise, for certain Investment related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with the Fund (or any relevant Parallel Fund). For these transactions, it is anticipated that the Fund (or any relevant Parallel Fund) would then enter into back to back trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with such relevant Parallel Fund or Other Stonepeak Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where SP+ INFRA participates in an Investment alongside any Other Stonepeak Account (including the Lux Fund or any co-investment vehicle), SP+ INFRA may bear more than its pro rata share of relevant expenses related to such Investment, including, but not limited to, as the result of such Other
Stonepeak Account’s insufficient reserves or inability to call capital contributions to cover expenses. It is not expected that SP+
INFRA or Other Stonepeak Accounts will be compensated for agreeing to be primarily liable vis à vis a third-party counterparty. Moreover, in connection with the divestment of all or part of an Investment (e.g., an initial public offering) and/or the wind-down of an Investment, Stonepeak will seek to track the ownership interests, liabilities and obligations of SP+ INFRA and any Other Stonepeak Accounts owning an interest in the portfolio company comprising such operating business, but it is possible that SP+ INFRA and applicable Other Stonepeak Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of SP+ INFRA and such Other Stonepeak Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities. Finally, in certain circumstances, if SP+ INFRA is participating in an investment alongside an Other Stonepeak Account (including a co-investment vehicle), SP+ INFRA could also bear more than its pro rata share of expenses relating to such investment if such Other Stonepeak Account does not have resources to bear such expenses (including, but not limited to, as a result of insufficient reserves and/or the inability to call capital contributions to cover such expenses).
Moreover, in connection with seeking financing or refinancing of portfolio companies and their assets, it may be the case that better financing terms are available when more than one portfolio company provides collateral, particularly in circumstances where the assets of each portfolio company are similar in nature. As such, rather than seeking such financing or refinancing on its own, a portfolio company of SP+ INFRA may enter into cross collateralization arrangements with another portfolio company of SP+ INFRA or portfolio companies of one or more Other Stonepeak Accounts. While Stonepeak would expect any such financing arrangements to generally be non-recourse to SP+ INFRA and the Other Stonepeak Accounts, as a result of any cross-collateralization, SP+ INFRA could also lose its interests in otherwise performing investments due to poorly performing or non-performing investments of the Other Stonepeak Accounts.
Board. The functions and duties that directors (some of whom are affiliated with Stonepeak) undertake for the benefit of SP+ INFRA will not be exclusive and such director may perform similar functions and duties for Other Stonepeak Accounts and/or third parties. Accordingly, conflicts of interest may arise in allocating time, services and/or functions among such Other
Stonepeak Accounts, one or more third parties and SP+ INFRA. Directors may be members, employees, officers, managers or directors of entities or advisory teams that provide advice to the general partner, manager and/or operator of certain Other
Stonepeak Accounts or may be third parties (including third party (sub-)investment managers and/or service providers). Certain directors may therefore have significant other responsibilities in addition to their responsibilities in respect of SP+ INFRA, including with respect to portfolio companies of certain Other Stonepeak Accounts and/or the funds of other third-party sponsors. This may present a conflict of interest if such persons pursue the interests of SP+ INFRA or a third party-managed fund and Other Stonepeak Accounts simultaneously. Board members are generally indemnified by SP+ INFRA, other than in certain limited situations set forth in the Fund LPA. Certain directors which are affiliated with Stonepeak may be appointed to the board of a portfolio company of an Other Stonepeak Account, and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, SP+ INFRA or Other Stonepeak
Accounts. Similar conflicts may arise with the interests of directors which are not affiliated with Stonepeak, including with respect to their engagement with third party sponsors of investment funds, some of which may compete with the interests of
Other Stonepeak Accounts.
Certain directors may have been or be invited to make an investment in Other Stonepeak Accounts, some of which
SP+ INFRA will participate in and/or alongside, in exchange for a right to receive economic entitlements (such as variable fees or other incentive-based compensation, where applicable). Additionally, directors who are Stonepeak professionals may hold investments and/or other economic rights or entitlements with respect to Other Stonepeak Accounts. Other Stonepeak Accounts
and managers, directors, officers and employees of Stonepeak may hold an indirect investment in, or receive other economic enticements with respect to, SP+ INFRA through one or more Other Stonepeak Accounts (including a subsidiary investment vehicle) or otherwise invest directly or indirectly alongside SP+ INFRA through one or more co-investment schemes established for such purpose. Such investments and economic interests of Board of Directors members may present conflicts of interest and create incentives to resolve a conflict which is more favorable to such Other Stonepeak Accounts than SP+ INFRA.
Independent Directors. Independent Directors may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such Independent Directors may also be associated with or appointed to the board of investment funds of third-party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of SP+ INFRA, Other Stonepeak Accounts or one or more of their portfolio companies. The Independent Directors may also gain knowledge, expertise and information by virtue of their role which may benefit one or more competing organizations or businesses in respect of which the Independent
Directors separately provide advice or otherwise have an interest.
Other Conflicts. In addition, other present and future activities of Stonepeak, SP+ INFRA, Other Stonepeak Accounts and their portfolio companies, Affiliates and related parties will from time to time give rise to additional conflicts of interest relating to SP+ INFRA and its investment activities. Stonepeak generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of SP+ INFRA’s interests. In addition, other present and future activities of Stonepeak, SP+ INFRA, Other Stonepeak Accounts and our/their portfolio companies, Affiliates and related parties will from time to time give rise to additional conflicts of interest relating to SP+ INFRA and its investment activities. Stonepeak generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of
SP+ INFRA’s interests and there may be situations where SP+ INFRA, as a passive investor investing alongside or in an Other
Stonepeak Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the Fund LPA, the Board of
Directors is responsible for overseeing management in the preparation of the Fund’s periodic reports under the Exchange Act, certain conflicts of interest related to Stonepeak in accordance with the provisions of the Fund LPA and any policies of the
General Partner, and other matters. The Board of Directors will also be authorized to give consent on SP+ INFRA’s behalf with respect to certain matters, including those which may be required or advisable, as determined in Stonepeak’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Independent Directors. If the Board of Directors consents to a particular matter and Stonepeak acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board of Directors, or otherwise as provided in the Fund
LPA, then Stonepeak and its Affiliates will not have any liability to SP+ INFRA or the Unitholders for such actions taken in good faith by them. In addition, SP+ INFRA may be “dragged along” in engaging in activities that involve conflicts of interest without Stonepeak’s approval.
Continuation Vehicles and Continuation Transactions. Stonepeak could, subject to the requirements of the Fund
LPA, from time to time establish other investment vehicles for the purpose of purchasing one or more investments from SP+
INFRA in connection with, or alongside another Other Stonepeak Account making an investment (such vehicles, “Continuation
Vehicles” and such transactions, “Continuation Transactions”). In such circumstances, Stonepeak is acting on behalf of, and making the investment decision for, both SP+ INFRA and the applicable Continuation Vehicle. As a result, Continuation
Transactions implicate conflicts of interest described below in “Buying and Selling Investments or Assets from or to Certain
Related Parties” between SP+ INFRA and the Continuation Vehicle more generally. Further, because Stonepeak and/or its
Affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other benefits in respect of such Continuation Transactions, and because each purchaser’s commitment to acquire interests in a
Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, Stonepeak will have a potential conflict of interest in determining transaction terms and participants. While certain conflicts of interest related to
Continuation Transactions often require approval by the Board of Directors, certain transactions may be able to be completed at the initiation of Stonepeak without any such approval.

Buying and Selling Investments or Assets from or to Certain Related Parties. There can be no assurance that any
Investment or asset sold by SP+ INFRA to a Unitholder or Other Stonepeak Accounts (including Continuation Vehicles), portfolio companies thereof, or any of their respective related parties (or where any such related parties are providing financing to SP+ INFRA or a third-party purchaser or where any interests in Other Stonepeak Accounts are being sold or redeemed by
SP+ INFRA) will not be valued at or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a Unitholder or Other Stonepeak Accounts, portfolio companies thereof, or any of their respective related parties (or were sold in a transaction where SP+ INFRA or the third-party purchaser is not receiving financing from a related party, or in the case of interests in an Other Stonepeak Account sold or redeemed by SP+ INFRA, if the issuer of the interests were a third party rather than an Other Stonepeak Account). Stonepeak will not be required to solicit third-party bids or obtain a third-party valuation prior to causing SP+ INFRA or any of its portfolio companies to purchase or sell any asset or Investment from or to a Unitholder or Other Stonepeak Accounts, portfolio companies thereof, or any of their respective related parties as provided above (or to purchase, sell, or redeem any interests in an Other Stonepeak Account). In the event Stonepeak does solicit third-party bids in a sale process of any such assets, the participation of an Other Stonepeak
Account (or a related party thereof) through the financing of a third-party purchase could potentially have a negative impact on the overall process. For example, a bidder that is not working with, or has otherwise chosen not to work with, an Other
Stonepeak Account for such financing could perceive the process as favoring parties that are doing so. While Stonepeak will seek to develop sale procedures that mitigate conflicts for SP+ INFRA, there can be no assurance that any bidding process will not be negatively impacted by the involvement of any Other Stonepeak Accounts in the relevant transaction. All the foregoing transactions involve conflicts of interest, as Stonepeak will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Stonepeak will have with respect to the parties to the transaction. These conflicts will not necessarily be resolved in favor of SP+ INFRA, and
Unitholders will not necessarily receive notice or disclosure of the occurrence of these conflicts.
Simultaneous Transactions. There may be instances where Stonepeak negotiates transactions with counterparties that involve SP+ INFRA and an Other Stonepeak Account in different capacities; for example where a counterparty negotiates an investment in a portfolio company of a Stonepeak fund, vehicle and / or account (including SP+ INFRA), and simultaneously therewith, SP+ INFRA (or an Other Stonepeak Account) negotiates an investment in a portfolio company of such counterparty, which portfolio company may be a competitor of, or otherwise operate in the same industry as, the portfolio company in which
Stonepeak is selling an interest to such counterparty. There may be actual or perceived conflicts of interest in connection with such transactions due to Stonepeak’s duties to SP+ INFRA on the one hand, and the Other Stonepeak Account participating in the related transaction on the other hand, for example with respect to ensuring each transaction is separately in the best interest of the applicable Other Stonepeak Account and SP+ INFRA and that the valuations are fair and reasonable to each respective fund, among other things. To mitigate such conflicts, Stonepeak may, for example, negotiate each such transaction independently and resist requests to cross-condition the closing of the two transactions to ensure that the terms of each such transaction are able to stand on their own. Any transaction of the type described in this paragraph will not require the consent or approval of the Unitholders or the Board of Directors.
Asset-Backed Facilities. The General Partner expects to fund the making of Investments with proceeds from drawdowns under one or more revolving credit facilities (the collateral for which can be, for example, one or more assets of
SP+ INFRA, i.e., asset-backed facilities). The interest expense and other costs of any such borrowings will be partnership expenses and, accordingly, decrease net returns of SP+ INFRA.
Conflicts Related to Investments. Officers and employees of Stonepeak may serve as directors of certain portfolio companies and, in that capacity, will be required to make decisions that consider the best interests of such portfolio companies and their shareholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a portfolio company, actions that may be in the best interest of the portfolio company may not be in the best interests of SP+
INFRA and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual’s duties as an officer or employee of Stonepeak, or as a Unitholder, and such individual’s duties as a director of the portfolio company.
Conflicts may also arise in cases where SP+ INFRA makes an Investment in a different class of securities relative to any Other
Stonepeak Accounts that may have an interest in the same portfolio company.
Trading by Stonepeak Personnel. The officers, directors, members, managers and employees of the General Partner and/or the Investment Advisor may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Stonepeak policies or otherwise determined from time to time by the General Partner or the
Investment Advisor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which SP+ INFRA holds or acquires an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to those of SP+ INFRA or pursue similar investment opportunities as SP+ INFRA.
Related Financing Counterparties. SP+ INFRA can be expected to invest in companies or other entities in which
Other Stonepeak Accounts make an investment in a different part of the capital structure (and vice versa). The General Partner will request in the ordinary course proposals from lenders and other sources to provide financing to SP+ INFRA and its portfolio companies. The General Partner will take into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with Stonepeak in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Stonepeak and its funds, and such other factors that Stonepeak deems relevant under the circumstances. The cost of debt alone is not determinative.
Debt financing to SP+ INFRA and its portfolio companies may be expected to be provided, from time to time, by
Unitholders and / or their Affiliates, Other Stonepeak Accounts and investors therein, their portfolio companies and other parties with material relationships with Stonepeak, such as shareholders of and lenders to Stonepeak and lenders to Other
Stonepeak Accounts and their portfolio companies, as well as by Stonepeak itself in accordance with the terms of the Fund
LPA. Stonepeak could have incentives to cause SP+ INFRA and its portfolio companies to accept less favorable financing terms from a Unitholder, Other Stonepeak Accounts, their portfolio companies, Stonepeak itself, investors therein and other parties with material relationships with Stonepeak than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a portfolio company than SP+ INFRA, even if the form of the transaction is not a financing. Although less common, SP+ INFRA or a portfolio company could also occupy a different position in the capital structure than a Unitholder, Other Stonepeak Account, their portfolio companies and other parties with material relationships with Stonepeak, in which case Stonepeak could have an incentive to cause SP+ INFRA or its portfolio companies to offer more favorable terms to such parties. In the case of a related party financing between SP+ INFRA or its portfolio companies, on the one hand, and Stonepeak, Other Stonepeak Accounts or their portfolio companies, on the other hand, the General Partner could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the General Partner could instead rely on its own internal analysis. If however any of Stonepeak, SP+ INFRA, an Other Stonepeak Account or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Stonepeak-related vehicle impacts the market terms and Stonepeak may have influence on such third parties. For example, in the case of a loan extended to SP+ INFRA or a portfolio company by a financing syndicate in which an Other Stonepeak Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Stonepeak Account had not participated; it is also possible that the frequent participation of Other Stonepeak Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to SP+ INFRA.
The General Partner does not believe either of these effects is significant, but no assurance can be given to Unitholders that these effects will not be significant in any circumstance. The General Partner will not be required to obtain any consent or seek any approvals from Unitholders, the independent fiduciary or Independent Client Representative (if any) or the Board of
Directors in the case of any of these conflicts.
Stonepeak could cause actions adverse to SP+ INFRA to be taken for the benefit of Other Stonepeak Accounts that have made an investment more senior in the capital structure of a portfolio company than SP+ INFRA (e.g., provide financing to a portfolio company, the equity of which is owned by SP+ INFRA) and, vice versa, actions will, in certain circumstances, be taken for the benefit of SP+ INFRA and its portfolio company that are adverse to Other Stonepeak Accounts. Stonepeak could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by SP+ INFRA or relevant Other Stonepeak Accounts (or their respective portfolio companies, as the case may be) by, for example, causing such Other Stonepeak Account to decline to exercise certain control-
and / or foreclosure-related rights with respect to a portfolio company by agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing SP+ INFRA or relevant Other Stonepeak Account (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii)
retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of SP+ INFRA or relevant
Other Stonepeak Account (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within Stonepeak separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an
Other Stonepeak Account holds an interest in a loan or security that is different (including with respect to relative seniority)
than those held by SP+ INFRA or its portfolio companies, Stonepeak may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Stonepeak Account. In these cases, Stonepeak would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the Investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where SP+ INFRA acquires all or substantially all of a relevant instrument, tranche or class of securities.
In connection with negotiating loans and bank financings in respect of Stonepeak-sponsored transactions, Stonepeak may have the right to participate (for its own account or on behalf of an Other Stonepeak Account) in a portion of the financings with respect to such Stonepeak-sponsored transactions on the same terms negotiated by third parties with Stonepeak or other terms Stonepeak determines to be consistent with the market. Although Stonepeak could rely on third parties to verify market terms, Stonepeak may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that SP+ INFRA and its portfolio companies receive market terms.
Investments to finance follow-on investments may present conflicts of interest, including in relation to the terms of any new financing as well as the allocation of the investment opportunity in the case of follow-on investments by an Other
Stonepeak Account in a portfolio company in which another Other Stonepeak Account has previously invested. There may be instances where SP+ INFRA is not able to make a follow-on investment, for example and without limitation, if there is insufficient capital in SP+ INFRA. In such instances, an Other Stonepeak Account, including a successor fund to SP+ INFRA, may invest in the same portfolio company in which SP+ INFRA has or is already invested. Circumstances may arise where a prior Other Stonepeak Account has uncalled or excess capital remaining near the end of its targeted commitment period. In such circumstances, it is possible that such Other Stonepeak Account may participate in a future investment alongside SP+ INFRA.
In addition, SP+ INFRA may participate in re-levering and recapitalization transactions involving a portfolio company in which an Other Stonepeak Account has already invested or will invest. Conflicts of interest may arise regarding whether a subsequent loan is supporting earlier investments by Other Stonepeak Accounts, as to determinations of, to the extent existing investors are being cashed out, whether they are being cashed out at a price that is higher or lower than market value, and whether new investors are paying too high or too low a price with terms that are more or less favorable than the prevailing market terms, or whether, if SP+ INFRA and an Other Stonepeak Account will be invested simultaneously, one Fund has structural priority over another in a manner that could cause Stonepeak to be conflicted. Follow-on opportunities where multiple Stonepeak funds, vehicles and / or accounts have invested (either at the same or different times) will be allocated in a manner consistent with the applicable governing agreements of such Stonepeak funds, vehicles and / or accounts, relevant policies, and / or associated disclosures and such allocations are likely to present potential conflicts that could be resolved in a manner that does not favor
SP+ INFRA.
In certain circumstances, SP+ INFRA may be required to commit funds necessary for an Investment prior to the time that all anticipated debt (senior and / or mezzanine) financing has been secured. In such circumstance, an Other Stonepeak
Account and / or Stonepeak itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-
term financing and / or commitments, which at the time of establishment are intended to be replaced and / or syndicated with longer-term financing. Such bridge financing and / or commitment would not be considered “co-investment” under the Fund
LPA and would be sold down ahead of equity invested by SP+ INFRA. Similarly, SP+ INFRA and / or Other Stonepeak
Accounts may seek to originate or initially acquire Investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Stonepeak Accounts, co-investors or third parties. The terms of any such acquisition and syndication will be determined by the General Partner in its sole discretion, and may involve SP+
INFRA or Other Stonepeak Account initially acquiring all or substantially all of an instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest (as described above) and the Other Stonepeak Account and / or Stonepeak itself may receive compensation for providing such financing and / or commitment (including ticking or commitment fees), which fees will not be shared with and / or otherwise result in an offset of Management Fees payable by any Unitholder. The conflicts applicable to Other Stonepeak Accounts who invest in different securities of portfolio companies will apply equally to
Stonepeak itself in such situations. See also “—Syndication” above. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
In addition, it is anticipated that in a bankruptcy proceeding SP+ INFRA’s interests will likely be subordinated or otherwise adverse to the interests of Other Stonepeak Accounts with ownership positions that are more senior to those of SP+
INFRA. For example, an Other Stonepeak Accounts that has provided debt financing to an Investment of SP+ INFRA may take actions for its benefit, particularly if SP+ INFRA’s Investment is in financial distress, which adversely impact the value of SP+
INFRA’s subordinated interests.
Although Other Stonepeak Accounts may provide financing to SP+ INFRA and / or its portfolio companies, there can be no assurance that any Other Stonepeak Accounts will indeed provide any such financing with respect to any particular
Investment. Participation by Other Stonepeak Accounts in some but not all financings of SP+ INFRA and its portfolio companies may adversely impact the ability of SP+ INFRA and its portfolio companies to obtain financing from third parties when Other Stonepeak Accounts do not participate, as it may serve as a negative signal to market participants.

Any financing provided by a Unitholder or an Affiliate to SP+ INFRA or a portfolio company is not a capital contribution to SP+ INFRA and does not reduce the subscription amount of such Unitholder. To the extent any Unitholder (or unitholder in any Other Stonepeak Account) or any of its Affiliates provides debt financing to SP+ INFRA or its portfolio companies, it will not be considered a “co-investment” and any applicable covenants regarding co-investments in the Fund LPA do not apply.
Related Financing of Counterparties to Acquire Investments or Assets from, or Sell Investments or Assets to, SP+
INFRA and its Portfolio Companies. In certain transactions, Other Stonepeak Accounts will commit to and/or provide financing to third parties that bid for and/or purchase Investments or assets from SP+ INFRA and its portfolio companies.
Generally, there are no limitations in the Fund LPA or otherwise with respect to such arrangements (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In addition, SP+ INFRA and its portfolio companies will from time to time purchase assets or portfolio companies from third parties that obtain, or currently have outstanding, debt financing from Other Stonepeak Accounts. See “—Related Financing Counterparties” herein. Although Stonepeak believes that the participation by Other Stonepeak Accounts in such debt financings could be beneficial to SP+ INFRA by supporting third parties in their efforts to bid on the sale of Investments or assets by, and to sell Investments or assets to, SP+ INFRA and its portfolio companies, Stonepeak will have an incentive to cause SP+ INFRA or relevant portfolio company to select to sell an
Investment or asset to, or purchase an Investment or asset from, a third party that obtains debt financing from an Other
Stonepeak Account to the potential detriment of SP+ INFRA. For example, although price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an Investment or asset, other factors at times influence the buyer or the seller, as the case may be. The General Partner could thereafter cause SP+ INFRA or a portfolio company to sell an Investment or asset to, or buy an Investment or asset from, a third party that has received financing from an Other Stonepeak Account, even when such third party has not offered the most attractive price for the Investment or asset. Unitholders rely on General Partner to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, Fund
Investments or assets, despite any conflict related to the parties financing the buyer or the seller, as applicable.
Other Trading and Investing Activities. Certain Other Stonepeak Accounts may invest in securities of publicly traded companies that are actual or potential companies in which SP+ INFRA has made or will make Investments. The trading activities of those vehicles may differ from or be inconsistent with activities, which are undertaken for the account of SP+
INFRA in such securities or related securities. In addition, SP+ INFRA may be precluded from pursuing an Investment in an issuer as a result of such trading activities by Other Stonepeak Accounts.
Joint Venture Partners. In certain instances, the General Partner may seek to make investments involving one or more joint venture partners, and joint venture partners and other third parties may co-invest with SP+ INFRA with respect to certain
Investments. The terms of these Investments may differ from the terms of SP+ INFRA’s Investments. There can be no assurance that suitable joint venture partners will be found with respect to SP+ INFRA’s Investments. To the extent that any operating partner, developer, or other joint venture partner is relied upon for multiple Investments, such party’s failure to perform could have a material adverse effect on SP+ INFRA and its Investments.
Transactions with Potential and Actual Unitholders and Co-Investors. Prospective investors should note that the
General Partner and its Affiliates from time to time engage in transactions with prospective and actual Unitholders and co-
investors that entail business benefits to such investors. Such transactions may be entered into prior to, or coincident with, an investor’s admission to SP+ INFRA (or commitment to co-invest) or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to SP+ INFRA, Other Stonepeak Accounts, vehicles and / or accounts and their respective portfolio companies. Examples include the ability to co-invest alongside Stonepeak funds, investments in Other Stonepeak Accounts, sales of companies to unitholders and recommendations to underwriters for allocations in initial public offerings or loans to co-investors (or joint venture partners) by Stonepeak or an Other Stonepeak
Account.
Information Rights. Unitholders may request information from the General Partner relating to SP+ INFRA, and the
General Partner can in its discretion provide such Unitholders with the information requested. Unitholders that request and receive such information from the General Partner relating to SP+ INFRA, or otherwise receive additional information with respect to a portfolio company, including as a result of any rights obtained as a co-investor or Joint Venture Partner in an
Investment, will consequently possess information regarding the business and affairs of SP+ INFRA that is not generally known to other Unitholders. In addition, it is also expected that Stonepeak will from time to time confirm factual matters to prospective investors in SP+ INFRA, make statements of intent or expectation to such prospective investors or acknowledge statements by such prospective investors that relate to SP+ INFRA and/or Stonepeak’s activities pertaining thereto in one or more respects, and Stonepeak may from time to time agree to certain matters relating to knowledge transfer and/or secondments with one or more Unitholders or prospective investors as part of an overall firm relationship. Any such statements, confirmations, agreements or acknowledgements, including those made in response to a Unitholder or prospective investor’s due diligence requests, will not involve the granting of any legal right or benefit, and the Unitholders generally will as a result not typically receive notice of any such confirmation, statements or acknowledgements or copies of the documentation (if any) in which they are contained. As a result, certain Unitholders may take or not take actions on the basis of such information which, in the absence of such information, other Unitholders do or do not take. Furthermore, at certain times Stonepeak may be restricted from disclosing to the Unitholders material non-public information regarding any assets in which SP+ INFRA invests. See also
“—Diverse Unitholder Group” above.
Outside Statements. Stonepeak and its employees have made, and may in the future make, unless otherwise prohibited, oral and written statements or expressions of intent or expectation to investors in SP+ INFRA or their Affiliates or acknowledge statements by such persons (“Outside Statements”) regarding SP+ INFRA or Stonepeak’s activities pertaining thereto. These may include, for example, the anticipated or expected allocation and terms of co-investment opportunities, the anticipated or expected allocation of investment opportunities to SP+ INFRA generally and other topics often addressed in legally binding documents. Although such Outside Statements are not legally binding, such Outside Statements may influence allocation and other decisions of Stonepeak and employees with respect to the operations and investment activities of SP+
INFRA and may influence a prospective investor’s decision as to whether to invest in SP+ INFRA. There can be no assurance that any such arrangements will not have an adverse effect on SP+ INFRA or any Unitholder.
Legal Interpretation. The Fund LPA and the governing agreements of any Parallel Funds are detailed agreements that establish complex arrangements among the General Partner, its Affiliates, and the Unitholders therein. Questions are expected to arise under the Fund LPA and governing agreements of any Parallel Funds regarding the parties’ rights and obligations in certain situations, some of which will not have been contemplated and are not specifically addressed or could have been articulated more precisely at the time of the Fund LPA’s and the governing agreements of any Parallel Funds’ drafting and execution. In these instances, the operative provisions of the Fund LPA and the governing agreements of any Parallel Funds can be broad, general, ambiguous or conflicting, and could permit more than one reasonable interpretation, including in circumstances where one reasonable interpretation is most favorable to the General Partner and/or its Affiliates while another reasonable interpretation is most favorable to SP+ INFRA and where the General Partner therefore has an incentive to prefer the former interpretation over the latter one. For example, Stonepeak has, and expects to continue to, enter into agreements with portfolio companies with standards of liability that differ from those contained in the governing documents of SP+ INFRA and, in such instances, Stonepeak may be entitled to indemnification or exculpation from the portfolio company with respect to actions, or inactions, for which Stonepeak would not be indemnified or exculpated under the governing documents of SP+
INFRA.
At times, there will not be a provision directly applicable to the situation. While the General Partner will construe the relevant agreements in good faith and in a manner consistent with its legal obligations (and, when appropriate, in consultation with external legal counsel), the interpretations the General Partner adopts will not necessarily be, and need not be, the interpretations that are the most favorable to SP+ INFRA or the Unitholders therein and could be the interpretations that are most favorable to the General Partner and/or its Affiliates. In such instances, the General Partner and the Investment Advisor will be incentivized to view such ambiguity in the light most favorable to the General Partner, the Investment Advisor or
Stonepeak, which might not be the light most favorable to Unitholders. For example, the Investment Advisor could be incentivized to determine that an error does not constitute gross negligence, so as to ensure the entity or individual that made such error is still entitled to indemnification pursuant to the Fund LPA.
No Independent Advice. The terms of the agreements and arrangements under which SP+ INFRA is established and will be operated have been or will be established by Stonepeak and are not the result of arm’s-length negotiations or representations of the Unitholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in SP+ INFRA.
Legal Representation. Simpson Thacher & Bartlett LLP (“STB”) acts as counsel to SP+ INFRA, the General Partner and the Investment Advisor in connection with this offering of the Units, and also represents Stonepeak from time to time in a variety of different matters. In connection with the offering of the Units and ongoing advice to SP+ INFRA, the General Partner and the Investment Advisor, STB is not representing the Unitholders. No independent counsel has been retained to represent the
Unitholders. STB may be removed by the General Partner and / or the Investment Advisor at any time without the consent of, or notice to, the Unitholders. In addition, STB does not undertake on behalf of or for the benefit of the Unitholders to monitor the compliance of SP+ INFRA, the General Partner, the Investment Advisor and their Affiliates with the investment program, investment strategies, valuation procedures, investment restrictions and other guidelines and terms set forth in the Fund LPA, and nor does STB monitor on behalf of or for the benefit of the Unitholders compliance with applicable laws. STB has not investigated or verified the accuracy and completeness of information set forth in this Annual Report, including information concerning SP+ INFRA, the General Partner, the Investment Advisor and their Affiliates and personnel.
THE FOREGOING LIST OF POTENTIAL AND ACTUAL CONFLICTS OF INTEREST DOES NOT PURPORT TO BE A
COMPLETE ENUMERATION OR EXPLANATION OF THE CONFLICTS ATTENDANT TO AN INVESTMENT IN SP+
INFRA. ADDITIONAL CONFLICTS MAY EXIST THAT ARE NOT PRESENTLY KNOWN TO THE GENERAL
PARTNER, THE INVESTMENT ADVISOR, STONEPEAK OR THEIR RESPECTIVE AFFILIATES OR ARE DEEMED
IMMATERIAL. IN ADDITION, AS THE INVESTMENT PROGRAM OF SP+ INFRA DEVELOPS AND CHANGES OVER
TIME, AN INVESTMENT IN SP+ INFRA MAY BE SUBJECT TO ADDITIONAL AND DIFFERENT ACTUAL AND

POTENTIAL CONFLICTS OF INTEREST. THE GENERAL PARTNER AND THE INVESTMENT ADVISOR
GENERALLY ATTEMPT TO RESOLVE CONFLICTS IN A FAIR AND IN ACCORDANCE WITH THE FUND LPA, BUT
CONFLICTS WILL NOT NECESSARILY BE RESOLVED IN FAVOR OF SP+ INFRA’S INTERESTS AND THERE MAY
BE SITUATIONS WHERE SP+ INFRA, AS A PASSIVE INVESTOR INVESTING ALONGSIDE AN OTHER
STONEPEAK ACCOUNT, MAY NOT HAVE THE ABILITY TO MITIGATE SUCH CONFLICTS. IN ADDITION,
PURSUANT TO THE FUND LPA, THE BOARD OF DIRECTORS WILL BE AUTHORIZED TO GIVE CONSENT ON
BEHALF OF SP+ INFRA WITH RESPECT TO CERTAIN MATTERS, INCLUDING THOSE WHICH MAY BE
REQUIRED OR ADVISABLE, AS DETERMINED IN THE GENERAL PARTNER’S SOLE DISCRETION, UNDER THE
ADVISERS ACT OR OTHER APPLICABLE LAWS OR REGULATIONS, WHICH MAY BE, BUT IS NOT REQUIRED
TO BE, GIVEN BY A MAJORITY OF THE INDEPENDENT DIRECTORS OF SP+ INFRA. ADDITIONAL
INFORMATION ABOUT POTENTIAL CONFLICTS OF INTEREST REGARDING STONEPEAK WILL BE SET FORTH
IN THE FORM ADV OF STONEPEAK PARTNERS LP.
GENERAL RISKS FACTORS OF AN INVESTMENT IN SP+ INFRA
No Assurance of Investment Return. An investment in SP+ INFRA guarantees no certainty of return. The General
Partner, the Investment Advisor and / or any of their respective Affiliates cannot provide assurance that they will be able to choose, make and realize any particular Investments or otherwise implement SP+ INFRA’s investment strategy, or that the
Investments made by SP+ INFRA will be able to generate expected returns. Moreover, there can be no assurance that the returns will be commensurate with the risks of investing in the types of companies, assets, projects and / or businesses and transactions described herein, or that any Unitholder will receive a return of its capital or be able to withdraw from SP+ INFRA within a specific period of time. All Investments involve a risk of partial or total loss of capital and should only be considered by potential investors with a high tolerance for risk.
Past performance of investment entities associated with Stonepeak and / or entities associated with SP+ INFRA’s investment professionals is not necessarily indicative of future results or performance. The performance of SP+ INFRA will likely be affected by macroeconomic forces. There can be no assurance that targeted or estimated returns will be achieved, that SP+ INFRA will achieve comparable results, that the returns generated by SP+ INFRA will equal or exceed those of other investment activities of Stonepeak or that SP+ INFRA will be able to implement its investment strategy or achieve its investment objectives.
Limited Operating History. Although certain of the investment professionals of the General Partner and the
Investment Advisor have extensive investment experience generally, SP+ INFRA and the General Partner are relatively newly formed entities with a limited operating history upon which prospective investors may evaluate their past or future performance.
The prior investment performance regarding Stonepeak’s experience with investments described herein, as with all performance data, can provide no assurance of future results. In the event SP+ INFRA is not successful in procuring substantial subscriptions, it may have an adverse effect on SP+ INFRA. In addition, there can be no assurance that SP+ INFRA will be able to implement its investment strategy and investment approach or achieve its investment objective or that a Unitholder will receive a return of its capital. The past performance of any Other Stonepeak Accounts and the General Partner’s investment professionals is not necessarily indicative of the future performance of SP+ INFRA, and there can be no assurance that SP+
INFRA will achieve comparable results or that targeted returns will be achieved. Moreover, SP+ INFRA is subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve its investment objectives and that the value of units in SP+ INFRA could decline substantially. Accordingly, investors should draw no conclusions from the prior experience of Stonepeak or its investment professionals or the performance of any other Stonepeak investments and should not expect to achieve similar returns.
In addition to the foregoing, it should be noted that SP+ INFRA’s investments are expected to include investments in infrastructure and infrastructure-related projects, businesses and assets, and may also include real estate, real-estate adjacent investment opportunities, renewable energy and energy transition, and infrastructure credit opportunities. SP+ INFRA may also hold a direct or indirect interest (or synthetic interest) in the firm and the general partners of SP+ INFRA and certain Other
Stonepeak Accounts. In addition, certain of SP+ INFRA’s Direct Investments will generally differ from previous investments made by Other Stonepeak Accounts in other respects, including, without limitation, because certain Direct Investments may have different target holding periods, may be at a different stage of growth than Other Stonepeak Accounts’ investments typically have been, and may be larger or smaller than investments targeted by Other Stonepeak Accounts. Accordingly, investors should draw no conclusions from the prior experience of the investment professionals or the performance of any other
Stonepeak investments or funds and should not expect to achieve similar returns.
Role of Investment Professionals. The success of SP+ INFRA depends, in large part, upon the skill, expertise and ability of the personnel and investment professionals of the General Partner, Investment Advisor and their respective Affiliates to develop and implement investment strategies that achieve SP+ INFRA’s objectives. There can be no assurance that the
Stonepeak professionals will continue to be employed by the Investment Advisor throughout the life of SP+ INFRA. In the event of the death, disability or departure of key personnel of the General Partner, Investment Advisor or their respective

Affiliates, the business and the performance of SP+ INFRA may be adversely affected. The interests of these professionals in the General Partner and the Investment Advisor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to serve as a disincentive to withdraw from participation in SP+ INFRA’s investment activities. However, there is ever-increasing competition among alternative asset management firms, financial institutions, private equity firms, financial sponsors, investment advisors, investment managers and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with Stonepeak, the General Partner, the Investment Advisor or their respective Affiliates throughout the life of SP+ INFRA or that any replacements will perform well.
Certain of the senior and other professionals involved in Other Stonepeak Accounts are not and will not be part of the investment team working on SP+ INFRA. In addition, members of the investment team involved with SP+ INFRA (including key management personnel) are also members of investment teams associated with Other Stonepeak Accounts and will continue to serve in those roles (which roles and responsibilities within the firm may continue to expand as the firm evolves)
and, as a result, not all of their business time will be devoted to SP+ INFRA and they will be responsible for the day-to-day activities and investments of Other Stonepeak Accounts, will work on other projects for Stonepeak or have other roles within
Stonepeak and / or its portfolio companies, which will reduce the amount of their time and attention being allocated to SP+
INFRA, and their dedication of a substantial portion of their time and attention being allocated to other matters, aside from SP+
INFRA, and the ability of the members of the investment team to access other professionals and resources within Stonepeak for the benefit of SP+ INFRA may be limited. In addition, certain investment professionals that were previously involved in the investment program of Other Stonepeak Accounts will not be involved (or as actively involved) in the business and affairs of
SP+ INFRA. See “—Allocation of Personnel” discussed above.
In addition, members of the investment and operating teams may and likely will work on other projects for Stonepeak and its Affiliates outside of SP+ INFRA, including but not limited to, projects for Other Stonepeak Accounts. Also, Stonepeak may in the future consider new strategies, including but not limited to, extensions of its current platforms. The Investment
Committee of SP+ INFRA and personnel involved in SP+ INFRA’s investment activities will also, as a general matter, spend their business time and attention on Other Stonepeak Accounts and investment opportunities that do not fall within the investment objectives of SP+ INFRA, and this will result in competing demands on the time and attention of these professionals as between SP+ INFRA and such Other Stonepeak Accounts. The members of the Investment Committee currently serve, and will likely serve in the future, on the investment committees of Other Stonepeak Accounts, and each such member is expected to make the activities of such Other Stonepeak Accounts his or her primary business activity. Conflicts of interest are likely to arise in allocating time, services or functions, as well as investment opportunities and there can be no assurances that the foregoing will not adversely impact SP+ INFRA and / or its Investments.
Each Investment of SP+ INFRA is and will be approved by the Investment Committee. If Stonepeak’s investment professionals cannot agree on any aspects of decisions with respect to SP+ INFRA and its actual or potential Investments, the investment results of SP+ INFRA may be adversely impacted. Conflicts of interest may arise in allocating management time, services or functions, and the ability of the General Partner, the Investment Advisor and the members of the investment team involved with SP+ INFRA to access other professionals and resources within Stonepeak for the benefit of SP+ INFRA as described in this Annual Report may be limited. Such access may also be limited by the internal compliance policies of
Stonepeak or other legal or business considerations, including those constraints generally discussed herein.
Reliance on the General Partner and Investment Advisor. The General Partner and the Investment Advisor have exclusive responsibility for management and oversight of SP+ INFRA’s activities, and, other than as may be set forth herein and in the Fund LPA, Unitholders will not be able to make investment or any other decisions concerning the management of
SP+ INFRA and its portfolio companies (although the Board of Directors could have a role in reviewing and / or approving certain conflicts and / or other matters as more fully set forth in the Fund LPA). Unitholders have no rights or powers to take part in the business and affairs of SP+ INFRA or make investment decisions and will not receive the amount of any financial information of a portfolio company (which for all purposes of this Item 1A includes assets, projects and / or businesses in which
SP+ INFRA invests) that is generally available to the General Partner and the Investment Advisor, or potentially to investors in
Other Stonepeak Accounts that are invested in the same portfolio company as SP+ INFRA. The General Partner generally has sole discretion in structuring, negotiating and purchasing, financing and eventually divesting investments on behalf of SP+
INFRA (subject to specified exceptions). Accordingly, no person should invest in SP+ INFRA unless such person is willing to entrust all aspects of the management of SP+ INFRA to the General Partner and the Investment Advisor.
A purchaser of Units must rely upon the ability of the General Partner and the Investment Advisor to identify structure and implement Investments consistent with SP+ INFRA’s investment objectives and policies. The General Partner and the
Investment Advisor may be unable to find a sufficient number of attractive opportunities to meet SP+ INFRA’s investment objectives. The success of SP+ INFRA depends on the ability of the General Partner and the Investment Advisor to identify suitable Investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of
Investments, which may result in SP+ INFRA failing to find a sufficient number of suitable attractive opportunities that meet
SP+ INFRA’s investment objectives. No potential investor who is unwilling to entrust all aspects of the management of SP+

INFRA to the General Partner should invest in SP+ INFRA. In addition, in circumstances where Other Stonepeak Accounts are involved, there may be matters that require approval of limited partners or a limited partner advisory committee of such Other
Stonepeak Account and therefore their actions could thereby affect SP+ INFRA.
Uncertainty of Estimates and Projections. Investment underwriting is based in significant part on estimates or projections of future financial and economic performance, including current and future internal rates of return. Moreover, decisions on how to manage an Investment during its hold period are informed by expectations of future performance and projections of operating results, which are often based on management judgments. The General Partner expects to establish the suitability and capital structure of Investments on the basis of financial projections for such portfolio companies. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. In addition, prospective investors should note that projected performance is not indicative of future results and there can be no assurance that the projected results or expected returns will be achieved or that SP+ INFRA will be able to effectively implement its investment objective. While each of the General Partner and the Investment Advisor has used, and will continue to use, its good faith judgment based on information available at the time to make these projections, there can be no guarantee that the assumptions will prove to be correct with the benefit of hindsight. Accordingly, actual results may vary significantly from the projections and expected returns set forth elsewhere herein. General economic conditions and other events, which are not predictable and may not have been anticipated, can have a material adverse impact on the reliability of such projections.
Moreover, other experts may disagree regarding the feasibility of achieving projected returns. SP+ INFRA will make
Investments which may have different degrees of associated risk. The actual realized returns on SP+ INFRA’s Investments may differ materially from the returns projected at the time of acquisition, which are not a guarantee or prediction of future results.
Estimates or projections of market conditions, commodity prices, natural resource reserves and supply and demand dynamics, long-term operating performance and / or capacity factors (including potential degradation as assets age), lifespan of an asset and operations and maintenance costs (e.g., costs to ensure assets are properly maintained, achieve expected operational availability metrics and sustain useful lives) are key factors in evaluating potential investment opportunities and valuing portfolio companies and related assets. Estimates of natural resources reserves, customer usage and factors such as solar energy intensity and movement of wind and water flow (in the case of, for example, solar, wind and hydroelectric power, respectively) by qualified engineers are often a key factor in valuing certain potential infrastructure projects and companies.
The process of making these estimates is complex, requiring significant decisions, collection of accurate factual information and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir or reserve. These estimates are subject to wide variances based on changes in market conditions, underlying assumptions, commodity prices and certain technical or investment-related assumptions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural resource reserves and of future net cash flows necessarily depend on a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future prices, future operating costs, severance and excise taxes, development costs and work over and remedial costs, all of which may in fact vary considerably from actual results.
Accordingly, it is possible for such estimates to be significantly revised from time to time, creating significant changes in the value of the company owning such reserves or subject to such factors.
While the General Partner currently believes that the assumptions upon which the projected returns / underwritten
IRRs, MOICs and cash yields for SP+ INFRA and Other Stonepeak Accounts are reasonable under the circumstances, there is no guarantee that the conditions on which such assumptions are based will materialize or otherwise be applicable to SP+
INFRA’s Investments. In addition, events or conditions, including changes in general market conditions or the political environment, which may not have been anticipated or which are otherwise not foreseeable, may occur and have a significant impact on the actual rate of return received with respect to Investments of SP+ INFRA and Other Stonepeak Accounts.
Future Investments Unspecified. Unitholders will be relying on the ability of the General Partner and the Investment
Advisor to select the Investments to be made by SP+ INFRA. Furthermore, to the extent the investment strategy of SP+ INFRA relies upon the recovery, stabilization or improvement of market, economic and / or regulatory conditions and such events do not occur for an extended period of time, SP+ INFRA may not be able to invest any significant portion of its capital in a timely manner. Moreover, because Stonepeak intends generally to use a dynamic approach to investing in order to position SP+
INFRA to capitalize on opportunities that it believes most closely align with its investment philosophy, it is likely that risks associated with such investments that SP+ INFRA may determine to pursue are unknown at this time or not otherwise described in or contemplated by this Annual Report and Unitholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the Investments to be made by Fund and, accordingly, will be dependent upon the judgment and ability of the General Partner and the Investment Advisor in investing and managing the capital of Fund.
No assurance can be given that Fund will be successful in obtaining suitable Investments or that, if such Investments are made, the objectives of SP+ INFRA will be achieved.

Investor Suitability. An investment in SP+ INFRA should only be considered by sophisticated investors who are able to bear the risks associated with such investment for an indefinite period of time and afford a loss of their entire investment. An investment in SP+ INFRA should not be considered a complete investment program. Prospective Unitholders are advised to seek professional advice from their investment adviser(s) on the suitability or otherwise of an investment in SP+ INFRA.
By subscribing for units in SP+ INFRA, a prospective Unitholder represents that it is familiar with and understands the terms, risks and merits of an investment in SP+ INFRA, that it has such knowledge and experience in financial and business matters generally and that it is capable of evaluating the merits and risks of an investment in SP+ INFRA. In addition, it will be required to stipulate in its Subscription Agreement that it has not relied upon SP+ INFRA, a Placement Agent (as defined below), the General Partner, the Investment Advisor or any of their respective Affiliates for tax or legal advice, that it has relied on its own adviser(s) with respect to the tax and other legal aspects of an investment in the interests and that it has not relied upon any information about SP+ INFRA other than the Fund LPA and the Subscription Agreement. The Subscription
Agreement contains other representations, warranties, and covenants that Unitholders will be required to make, and SP+
INFRA may impose suitability requirements in addition to those listed above. The General Partner may waive or modify any of
SP+ INFRA’s suitability requirements in its discretion.
Fund Size. SP+ INFRA has no minimum size. There is no guarantee that additional investors will make subscriptions to SP+ INFRA in the future. If SP+ INFRA fails to raise additional subscriptions, the existing Unitholders will be required to bear all Organizational and Offering Expenses and Fund Expenses, which the General Partner currently anticipates to be consistent with the level of expenses which would be expected if a fund size had been fixed. As a result, such Unitholders would be required to bear a disproportionate share of SP+ INFRA’s expenses and obligations as compared to investors participating in a larger fund.
SP+ INFRA size may not be sufficiently large to meet the opportunity set. The size of SP+ INFRA may be too small to enable SP+ INFRA to invest in the opportunities that Stonepeak finds.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
SP+ INFRA’s day-to-day operations are managed by the General Partner subject to certain oversight rights held by the
Board of Directors, including overseeing risks from a cybersecurity perspective. The General Partner has delegated SP+
INFRA’s portfolio management function to the Investment Advisor. The General Partner and the Investment Advisor are
individually and collectively referred to as the “Sponsor.” The General Partner and Investment Advisor are both subsidiaries of
Stonepeak. As such, we are reliant on Stonepeak for assessing, identifying, and managing material risks to our business from cybersecurity threats. Below are details Stonepeak has provided to us regarding its cybersecurity program that are relevant to
us.
Stonepeak maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by SP+ INFRA, from anticipated threats or hazards.
Stonepeak utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Stonepeak tests its cybersecurity defenses regularly through vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual internal and external penetration tests to validate its security posture. Stonepeak internally examines its cybersecurity program on an annual basis and conducts a third-party review annually to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as those established by the National
Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Stonepeak engages in annual cybersecurity incident tabletop exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Stonepeak’s Head of IT Infrastructure (the “IT Head”) and members of Stonepeak’s IT and Legal and
Compliance teams participate in these exercises, as necessary. Learnings from these tabletop exercises and any cybersecurity events Stonepeak experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.
Stonepeak has a comprehensive Cybersecurity Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, the Computer Security Incident Response
Team (“CSIRT”), composed of individuals from several internal technical and managerial functions, may be involved to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of Stonepeak’s IT and Legal and Compliance teams.
Stonepeak maintains a formal Information Security Program designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Stonepeak’s IT Head periodically discusses and reviews cybersecurity risks and related mitigants with its Technology Risk and Information Security
Committee (“TRISC”) and incorporates relevant cybersecurity risk updates and metrics in quarterly reporting.
Stonepeak has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Stonepeak data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-
party vendor, Stonepeak may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Stonepeak seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess such vendors’ cybersecurity programs and practices. Stonepeak also utilizes a number of digital controls, which are reviewed periodically, to monitor and manage third-
party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Stonepeak in managing these risks, see “Part I. Item 1A. Risk Factors” in this Annual Report.
Cybersecurity Governance
Stonepeak has a dedicated cybersecurity team, led by Stonepeak IT Head, who works closely with Stonepeak senior management, including Stonepeak’s Chief Compliance Officer and Chief Financial Officer, to develop and advance the firm’s cybersecurity program and strategy, which applies to SP+ INFRA. Stonepeak’s IT Head has extensive experience in cybersecurity and technology, respectively. Stonepeak’s IT Head is a Principal at Stonepeak and is responsible for all aspects of cyber and physical security across Stonepeak. The IT Head has over 20 years of information security, technology and engineering experience and holds a Certified Information Systems Security Professional (CISSP) designation.
SP+ INFRA conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The IT Head is responsible for the review of
Stonepeak’s cybersecurity framework annually as well as on an event-driven basis, as necessary. The IT Head also reviews the scope of Stonepeak’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Stonepeak’s information and systems.
The Board of Directors is responsible for overseeing risks from cybersecurity threats for SP+ INFRA. The Board of
Directors and TRISC are responsible for reviewing SP+ INFRA’s and the Investment Advisor’s IT security controls with management and evaluating the adequacy of SP+ INFRA’s and the Investment Advisor’s IT security program, compliance and controls with management. Stonepeak’s IT Head will report to the Board of Directors and/or TRISC periodically on cybersecurity matters, including risks facing SP+ INFRA and the Sponsor and, as applicable, certain incidents. In addition to such periodic reports, the Board of Directors and/or TRISC will receive periodic reports and/or updates from management on the primary cybersecurity risks facing SP+ INFRA and the Sponsor and the measures we and the Sponsor are taking to mitigate such risks. In addition to such reports, the Board of Directors and/or TRISC will receive updates regarding changes to SP+
INFRA’s and the Sponsor’s cybersecurity risk profile or certain newly identified risks.
Item 2. Properties
Our corporate headquarters are located at 550 W 34th Street, New York, NY, 10001 and are provided by the General
Partner and the Investment Advisor. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Price Range of Units
The Fund’s Units are not listed or traded on any recognized securities exchange. See “Part II. Item 7. Management’s
Discussion and Analysis of Financial Condition and Results of Operations—Net Asset Value” for a discussion of the Fund’s calculation of NAV per Unit in accordance with valuation policies and procedures that have been approved by our Board. The
Fund’s transactional NAV is the price at which we sell and redeem our Units.
Holders of Record
As of February 26, 2026, the Fund has the below number of holders of record of each outstanding class of Units:

Class	Number of Holders of Record
Class A-1a Units	2
Class A-1b Units	2
Class A-1c Units	2
Class I-1 Units	74
Class F-1 Units	19
Class X Units	14
Distributions
The Fund may declare distributions from time to time as authorized by the General Partner. However, the Fund cannot guarantee that it will make distributions, and any distributions made will be at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law.
As a result, the Fund’s distribution rates and payment frequency may vary from time to time. There is no assurance the Fund will pay distributions in any particular amount, if at all.
Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on Class A-1-a Units, Class A-1b Units, Class A-1c Units, Class D-1 Units, Class D-2 Units, Class F-1 Units,
Class F-2 Units, Class F-3 Units, Class F-4 Units, Class I-1 Units, Class I-2 Units, Class S-1 Units, Class S-2 Units, and Class
X Units may differ because of different Class-specific fees and expenses that are deducted from the gross distributions for each
Class. In the event that the Fund makes a distribution, we intend to adopt an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution, each Unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. See “Part I. Item 1. Business—Distribution Reinvestment Plan.”
The following table presents our distributions that were declared and paid for each Class of its Units for the year ended
December 31, 2025:

Declaration Date	Record Date	Payment Date	Class of Units	Net Distribution per Unit	Distribution Amount
December 01, 2025	October 31, 2025	December 09, 2025	Class A-1a	$0.2628	$3,246,000
December 01, 2025	October 31, 2025	December 09, 2025	Class A-1b	$0.2785	$476,452
December 01, 2025	October 31, 2025	December 09, 2025	Class A-1c	$0.3000	$349,189
December 01, 2025	October 31, 2025	December 09, 2025	Class F-1	$0.3000	$53,368
December 01, 2025	October 31, 2025	December 09, 2025	Class I-1	$0.3000	$87,506
December 01, 2025	October 31, 2025	December 09, 2025	Class X	$0.3000	$72,975
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.
Unit Redemptions

There have been no redemptions of Units that are registered under Section 12 of the Exchange Act for the three months ended December 31, 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Part I. Item 1A. Risk Factors” in this Annual Report for the period ended December 31, 2025.
This discussion should be read in conjunction with the “Forward-Looking Statements: Risk Factor Summary” in this Annual
Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes of Stonepeak-Plus Infrastructure Fund LP and the consolidated financial statements and the related notes of
Stonepeak-Plus Infrastructure Fund Master Aggregator LP, both included within this Annual Report.
The investment activities of the Partnership are carried out through the Master Aggregator, a non-consolidated affiliate of the Partnership. As such, in this discussion and analysis, we believe it is important to present information for the Partnership and the Master Aggregator. The consolidated financial statements of each entity are presented in “Part II. Item 8. Financial
Statements and Supplementary Data” of this Annual Report and for information related to the principles of consolidation see
“—Critical Accounting Estimates — Principles of Consolidation.”
Overview
The Partnership was organized on April 29, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. We are considered an investment company under U.S. GAAP and follow the accounting and reporting guidance applicable to investment companies in the Financial
Accounting Standards Board Accounting Standards Codification Topic 946.
Investment operations commenced on May 2, 2025 (the “Initial Closing Date”) when the Partnership sold unregistered limited partnership units to third parties and commenced its investment activities.
SP+ INFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions.
The Partnership’s investment objective is to deliver medium-to long-term capital appreciation and, to a lesser extent, generate modest current income. The Partnership will seek to achieve this investment objective by providing access to the talent and investment capabilities of Stonepeak's investment platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside Other Stonepeak Accounts and Stonepeak.
Recent Developments
During the year ended December 31, 2025, public markets had experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. To date there has been significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries, the potential for a prolonged U.S. government shutdown, geopolitical instability stemming from the conflicts in Ukraine and
Iran and escalating conflicts in other parts of the Middle East and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the
U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.
Amendment No. 1 to the Fund LPA
The Partnership entered into Amendment No. 1 to the Fund LPA (the “Amendment No. 1”) with the General Partner, effective March 30, 2026. The Amendment No. 1 amended and restated Section 4.5(b) of the Fund LPA to expand and clarify the types of fees that the General Partner and its affiliates may receive in connection with the investment activities of Stonepeak and/or Portfolio Companies (each as defined in the Fund LPA) and from unconsummated transactions, including, among others, aviation and aviation-related fees.
Amended and Restated Investment Advisory Agreement
On March 30, 2026, the Partnership entered into an amended and restated investment advisory agreement with the
Investment Advisor, which amended and restated the investment advisory agreement entered into on May 2, 2025. The

Investment Advisory Agreement (i) extends the period of the Investment Advisor’s advancement of organizational and offering expenses and Initial Partnership Expense Support (as defined in the Investment Advisory Agreement) from the first anniversary to the second anniversary of the Initial Closing Date, (ii) permits reimbursement by the Partnership to the Investment Advisor when and if requested by the Investment Advisor during the applicable 60-month period, and (iii) provides that aviation related fees and any fees or payments as agreed or approved by the Independent Directors are excluded from the Management Fee offset.
Performance Summary
Since the Initial Closing Date, we have delivered positive performance across all classes in Stonepeak-Plus Infrastructure
Fund LP:

December 31, 2025
Unit Class	Commencement of Operations to Date Total Return(a),(b)
Class A-1a	21.0%
Class A-1b	21.2%
Class A-1c	21.4%
Class F-1	21.4%
Class I-1	10.8%
Class X	28.5%
(a)  Commencement of operations to date total return is unannualized return from the Initial Closing Date.
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
A discussion of the results of operations for the year ended December 31, 2025 is as follows.
Investment Income
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
Revenues for the year ended December 31, 2025 were $8,712,974, compared to no revenues for the year ended
December 31, 2024. The year-over-year increase was primarily attributable to (i) the commencement of the Partnership’s operations in 2025, (ii) distributions received from certain portfolio investments, reflecting a combination of operating performance, cash generation and the timing of distributions at the portfolio company level, which were subsequently passed through to investors, and (iii) income earned on cash and cash equivalents.
Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the year ended
December 31, 2025, the Partnership incurred organization expenses of $3,973,349, which have been recorded as an expense on the Consolidated Statements of Operations. For the period from April 29, 2024 (Inception) to December 31, 2024, the
Partnership incurred organization expenses of $2,627,988. The increase in organizational expenses was driven by the
Partnership commencing its operations in 2025. As of December 31, 2025, organization expenses amounting to $3,938,196 and

$35,153 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Consolidated
Statements of Assets and Liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the year ended December 31, 2025, the Partnership recognized amortization of offering costs in the amount of $966,961. As of
December 31, 2025, offering costs payable amounting to $1,450,442 and $483,481 are included within Due to affiliate and
Deferred offering costs, respectively, in the Consolidated Statements of Assets and Liabilities. The Partnership did not incur offering costs for the period from April 29, 2024 (Inception) to December 31, 2024.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the year ended December 31, 2025, the Partnership incurred professional fees of $3,471,626. For the period from
April 29, 2024 (Inception) to December 31, 2024, the Partnership incurred professional fees of $116,000. The increase in professional fees was driven by the Partnership commencing its operations in 2025. As of December 31, 2025, total professional fees of $1,625,966 and $1,845,660 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Consolidated Statements of Assets and Liabilities.
Unrealized Gain (Loss) on Investment in Master Aggregator
The Partnership generates income primarily from its investment in the Master Aggregator. The Partnership had an interest of 70.1% in the Master Aggregator as of December 31, 2025. For the year ended December 31, 2025, the Master
Aggregator generated a Net Increase/(Decrease) in Net Assets Resulting from Operations after Income Taxes of $144,871,850, respectively. This resulted in the Partnership recognizing a Net Realized and Change in Unrealized Gain/(Loss) on Investments
in Master Aggregator of $85,281,242 for the year ended December 31, 2025. Key drivers of the results of operations of the
Master Aggregator are discussed below.
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
For the year ended December 31, 2025, the Master Aggregator’s Net Increase/(Decrease) in Net Assets Resulting from
Operations after Income Taxes of $144,871,850 was primarily attributable to Net Realized and Unrealized Gain/(Loss) on
Investments and Derivative Instruments After Income Taxes of $129,465,328, which was primarily due to an increase in unrealized appreciation offset by ongoing expenses during the year ended December 31, 2025 for the Master Aggregator.
Master Aggregator Net Investment Income/(Loss)
For the year ended December 31, 2025, the Master Aggregator’s Net Investment Income/(Loss) was $15,474,619.
Master Aggregator Income
For the year ended December 31, 2025, the Master Aggregator generated $21,514,197 in Total Income.
Master Aggregator Expenses
For the year ended December 31, 2025, the Master Aggregator incurred $6,016,422 in Total Operating Expenses.
Liquidity and Capital Resources
For the year ended December 31, 2025, the Partnership had Total Assets of $779,338,574, which was caused by the Fund commencing operations on the Initial Closing Date, investment activity, and increase in fair value of the Master Aggregator. As of December 31, 2025, the Master Aggregator had Total Assets of $1,193,533,228.

For the year ended December 31, 2025, the Partnership had Total Liabilities of $43,851,174 which was driven by operational expenses for commencing and maintaining the Partnership as well as servicing fees payable in the amount of
$16,605,261. As of December 31, 2025, the Master Aggregator had Total Liabilities of $93,194,817, which was driven by a credit facility payable of $80,000,000, a distribution payable of $4,132,814 and operating expenses.
We generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash is for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv)
periodic redemptions, including under the Unit Redemption Program (as described herein), and (v) cash distributions to the holders of our Units.
Cash Flows
As of December 31, 2025, the Partnership had no cash. During the year ended December 31, 2025, net cash used in operating activities was $483,221,769, primarily driven by purchase of investments in the amount of $488,262,695, offset by a
$3,561,727 distribution payable declared as of December 31, 2025.
As of December 31, 2025, the Master Aggregator had $36,361,729 in cash and cash equivalent. During the year ended
December 31, 2025, net cash used in operating activities was $801,416,613, primarily due to purchase of investments in the amount of $806,839,219, offset by a $4,132,814 distribution payable declared as of December 31, 2025.
As of December 31, 2025, cash, taken together with proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.
Transactional Net Asset Value
The Partnership calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. The Partnership’s Transactional NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by the Partnership. The Partnership’s Transactional NAV is based on the month-end values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on the Partnership’s behalf by the Investment Advisor will be recognized as a reduction to the
Partnership’s Transactional NAV ratably over 60 months beginning on May 2, 2027, and Unitholder servicing fees, as applicable, are recognized as a reduction to Partnership’s Transactional NAV on a monthly basis as such fees are accrued.

December 31, 2025
Components of the Partnership’s Transactional Net Asset Value
Investment in Affiliated Investments	$774,862,476
Unit Repurchase	(25,000,000)
Net change in unrealized gain/(loss)	(2,704,756)
Accrued Unitholder Servicing Fees	(534,950)
Other Liabilities	(8,746,521)
Transactional Net Asset Value	$737,876,249

The Transactional NAV per Unit for each class of the Partnership as of December 31, 2025 was as follows:

	December 31, 2025
Unit Class	Transactional NAV Per Unit	Number of Units
Class A-1a	$30.79	14,216,531
Class A-1b	$30.82	1,722,867
Class A-1c	$30.84	1,163,964
Class F-1	$30.84	179,183
Class I-1	$31.13	517,477
Class X	$31.67	6,772,578
		24,572,600
The following table reconciles GAAP Net Asset Value to Partnership’s Transactional Net Asset Value:

December 31, 2025
GAAP Net Asset Value	$735,487,400
Adjustments
Net change in unrealized gain/(loss)	(2,704,756)
Unit Repurchase	(25,000,000)
Organizational and offering expenses and Initial Fund expenses	14,179,920
Servicing Fee payable	16,070,310
Non-Controlling Interests in Consolidated Entities	(156,625)
Transactional Net Asset Value	$737,876,249
Critical Accounting Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
Fair Value
The Partnership has indirect exposure to gains and losses on underlying investments because it invests in the
Intermediate Entities which, in turn, holds such underlying investments through the Intermediate Entities’ subsidiaries.
Valuations of investments held by the Intermediate Entities are disclosed in the notes to the Master Aggregator’s consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by the Partnership, see the Master Aggregator’s consolidated financial statements.
The Partnership measures its investment in the Intermediate Entities at fair value using the net asset value of the
Intermediate Entities. The net asset value of the Intermediate Entities is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Intermediate Entities’ net asset value is not published or the basis for current transactions, (b) the Intermediate Entities are investment companies and (c) the net asset value of the Intermediate Entities are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Master Aggregator are presented within Net change in unrealized gain (loss) on investments in the Consolidated Statements of Operations.
Servicing Fee
Each of the Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1 Units, and Class S-2 Units
bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class
A-1a Units, 0.25% with respect to Class A-1b Units, Class D-1 Units and Class D-2 Units, and 0.85% with respect to Class S-1
Units and Class S-2 Units, of the NAV of such Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1
Units and Class S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and Unitholders are not billed separately for payment of the fees. For the avoidance of doubt, Class A-1aTE Units, Class A-1bTE Units, Class D-1TE
Units, Class D-2TE Units, Class S-1TE Units, and Class S-2TE will pay the applicable Servicing Fee at the Fund level, without duplication at the Feeder Fund level. No Servicing Fee will be payable with respect to Class A-1c Units, Class I-1 Units, Class
I-2 Units, Class F-1 Units, Class A-1cTE Units, Class I-1TE Units, Class I-2TE Units or Class F-1TE Units.
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
For the year ended December 31, 2025, Servicing Fees of $16,605,261 was accrued.
Principles of Consolidation
The Partnership and the Master Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Partnership considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the Master Aggregator by the Partnership was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Partnership does not have a controlling financial interest in the
Master Aggregator: (a) the Master Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Partnership to control the Master Aggregator and (c) essentially all of the Master
Aggregator’s activities are not conducted solely on behalf of the Partnership. The Partnership believes non-consolidation is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Master Aggregator are an integral part of the Partnership’s consolidated financial statements, two sets of financial statements are included in this Annual Report, one for the Partnership and one for the Master Aggregator. Barring a
significant change to the activities and structure of the Master Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
Recent Accounting Pronouncements
For information regarding recent accounting developments and their impact on the Partnership and the Master
Aggregator, see “Note 2. Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of
Stonepeak-Plus Infrastructure Fund LP and “Note 2. Summary of Significant Accounting Policies” in the “Notes to
Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund Master Aggregator LP to our consolidated financial statements in this Annual Report.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
For contractual obligations and commitments extending beyond December 31, 2025, see Note 7. “Commitments and
Contingencies” in the “Notes to Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund LP and Note 6.
“Borrowings” and Note 8. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” of
Stonepeak-Plus Infrastructure Fund Master Aggregator LP in “Part II. Item 8. Financial Statements and Supplementary Data”
in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. Our primary market risk exposure is the changes in fair values and interest rate risk with respect to our alternative infrastructure and infrastructure related investments.

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

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of Stonepeak-Plus Infrastructure Fund LP
Opinion on the Financial Statements
We have audited the accompanying 2025 consolidated financial statements of Stonepeak-Plus Infrastructure Fund
LP and its subsidiaries and the 2024 financial statements of Stonepeak-Plus Infrastructure Fund LP (collectively referred to as the “Partnership”), which comprise the consolidated statement of assets and liabilities, including the condensed consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, of changes in net assets and of cash flows for the year ended December 31, 2025, the statement of assets and liabilities as of December 31, 2024, and the related statement of operations for the period from April 29, 2024
(Inception) to December 31, 2024, including the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the
Partnership as of December 31, 2025 and 2024, the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025 and the results of its operations for the period from April 29, 2024
(Inception) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 31, 2026
We have served as the Partnership’s auditor since 2024.
1 The financial statements were not consolidated as of December 31, 2024.

Stonepeak-Plus Infrastructure Fund LP
Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2025	December 31, 2024[1]
Assets
Affiliated investments at fair value (cost $688,037,634 as of December 31, 2025)	$774,862,476	$—
Cash	—	1,000
Distribution receivable from affiliated investments	3,902,795	—
Deferred offering costs	483,481	—
Prepaid expenses	89,822	—
Total assets	$779,338,574	$1,000

Liabilities
Servicing fee payable	$16,605,261	$—
Accrued performance participation allocation	10,824,588	—
Due to affiliate	10,576,861	—
Distribution payable	3,561,727	—
Accounts payable and accrued expenses	1,911,421	—
Management fee payable	371,316	—
Total liabilities	43,851,174	—

Commitments and contingencies (Note 7)

Net assets	735,487,400	1,000

Net assets are comprised of
Limited Partnership Unit - Class A-1a Units, unlimited Units authorized, 14,216,531 Units issued and outstanding ($29.26 NAV per Unit)	415,998,052	—
Limited Partnership Unit - Class A-1b Units, unlimited Units authorized, 1,722,867 Units issued and outstanding ($29.82 NAV per Unit)	51,377,386	—
Limited Partnership Unit - Class A-1c Units, unlimited Units authorized, 1,163,964 Units issued and outstanding ($30.37 NAV per Unit)	35,345,256	—
Limited Partnership Unit - Class F-1 Units, unlimited Units authorized, 179,183 Units issued and outstanding ($30.37 NAV per Unit)	5,441,099	—
Limited Partnership Unit - Class I-1 Units, unlimited Units authorized, 517,477 Units issued and outstanding ($30.67 NAV per Unit)	15,868,446	—
Limited Partnership Unit - Class X Units, unlimited Units authorized, 6,772,578 Units issued and outstanding ($31.20 NAV per Unit)	211,300,536	—
General partner interest	—	1,000
Non-controlling interests in consolidated entities	156,625	—
Total net assets	$735,487,400	$1,000
The accompanying notes are an integral part of these consolidated financial statements.
* For the period from April 29, 2024 (Inception) to December 31, 2024. The financial statements were not consolidated.

Stonepeak-Plus Infrastructure Fund LP
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024*
Income
Distribution income from affiliates	$8,712,974	$—
Total income	8,712,974	—
Operating expenses
Performance participation allocation	$10,824,588	$—
Organization costs	3,973,349	2,627,988
Professional fees	3,471,626	116,000
Management fee, gross	2,205,531	—
Amortization of offering costs	966,961	—
Net accretion of interest on servicing fee payable	788,134	—
Other fees	759,057	—
Total operating expenses	22,989,246	2,743,988
Management fee offset	(1,834,215)	—
Net operating expenses	21,155,031	2,743,988
Operating expenses payable by an affiliate of the Investment Advisor (Note 5)	—	(2,743,988)
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 5)	2,743,988	—
Net investment income/(loss)	(15,186,045)	—
Net realized and change in unrealized gain/(loss) on investments
Net realized gain/(loss) on investments	19,760	—
Net change in unrealized gain/(loss) on investments	86,824,842	—
Net realized and change in unrealized gain/(loss) on investments	86,844,602	—
Net increase/(decrease) in net assets resulting from operations	71,658,557	—
Less: net increase/(decrease) in net assets resulting from operations attributable to non- controlling interests in consolidated entities	56,625	—
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund LP	$71,601,932	$—
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund LP
Consolidated Statement of Changes in Net Assets

	Year Ended December 31, 2025
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000
Net investment income/(loss)	(9,966,298)	(1,322,973)	(958,582)	(147,198)	(229,790)	(2,559,518)	—	(1,686)	(15,186,045)
Proceeds from Units issued	384,336,437	45,000,000	30,000,000	4,585,000	15,271,000	206,219,609	(1,000)	100,000	685,511,046
Distributions reinvested	2,251,582	356,588	—	38,513	72,074	6,734	—	—	2,725,491
Redemption of Units	(219,760)	—	—	—	—	—			(219,760)
Distributions to Unitholders	(5,200,976)	(730,712)	(535,423)	(82,037)	(170,302)	(1,156,587)	—	—	(7,876,037)
Servicing fees	(15,381,451)	(931,446)	—	—	—	—	—	—	(16,312,897)
Net realized gain/(loss) on investments	14,980	2,337	1,594	244	290	315	—	—	19,760
Net change in unrealized gain/ (loss) on investments	60,163,538	9,003,592	6,837,667	1,046,577	925,174	8,789,983	—	58,311	86,824,842
Balance at December 31, 2025	$415,998,052	$51,377,386	$35,345,256	$5,441,099	$15,868,446	$211,300,536	$—	$156,625	$735,487,400
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund LP
Consolidated Statement of Cash Flows

Year Ended December 31, 2025
Operating activities
Net increase/(decrease) in net assets resulting from operations	$71,658,557
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchases of investments	(488,262,695)
Net change in unrealized (gain)/loss on investments	(86,824,842)
Net realized (gain)/loss on investments	(19,760)
Proceeds from investments	230,749
Amortization of offering costs	966,961
Net accretion of interest on servicing fee payable	788,134
Changes in assets and liabilities
Distribution receivable	(3,902,795)
Deferred offering costs	(1,450,442)
Prepaid expenses	(89,822)
Accrued performance participation allocation	10,824,588
Due to affiliate	10,576,861
Accounts payable and accrued expenses	1,911,421
Management fee payable	371,316
Net cash used in operating activities	$(483,221,769)
Financing activities
Proceeds from Units issued	485,525,118
Redemption of Units	(219,760)
Distributions to Unitholders	(1,588,819)
Servicing fee paid	(495,770)
Net cash provided by financing activities	$483,220,769

Cash
Net increase/(decrease) in cash	$(1,000)
Cash, beginning of year	$1,000
Cash, end of year	$—

Supplemental disclosure of non-cash financing activities
Servicing fee payable	$16,605,261
Distributions reinvested	$2,725,491
Issuance of 6,529,108 Class X Units for the purchase of assets	$199,985,928
The accompanying notes are an integral part of these consolidated financial statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 The Master Aggregator controls and consolidates this entity. Included in this interest is an indirect investment in Stonepeak
Partners Holdings LP, Stonepeak GP Investors Holdings LP, and Stonepeak GP Investors Holdings (CYM) LP.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Schedule of Investments

	As of December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500,000	$3,957,829	0.5%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	684,689,313	769,970,555	104.7%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Various	Americas	848,321	934,092	0.1%
Total Affiliated Investments				$685,537,634	$770,904,647	104.8%
Total Investments				$688,037,634	$774,862,476	105.3%
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Consolidated Financial Statements
Note 1. Organization
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) is a Delaware limited partnership which was formed on
April 29, 2024. The Partnership is governed by its Second Amended and Restated Limited Partnership Agreement dated as of
October 31, 2025, subsequently amended by Amendment No. 1 of the Second Amended and Restated Limited Partnership
Agreement in March 2026 (as amended, restated and/or supplemented from time to time, the “Partnership Agreement”). The
Partnership was initially formed under the name “Stonepeak Access Fund LP” and has changed its name pursuant to an amendment to the certificate of limited partnership of the Partnership, as filed in Delaware on October 15, 2024, to “Stonepeak-
Plus Infrastructure Fund LP”. The Partnership is a private fund exempt from registration under Section 3(c)(7) of the
Investment Company Act of 1940, as amended (the “1940 Act”). Stonepeak-Plus Infrastructure Fund Advisors LLC (the
“Investment Advisor”) is the investment advisor of the Partnership. The Investment Advisor is a registered investment advisor with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers
Act”) by virtue of being a relying adviser of one of its affiliates.
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
The Partnership’s investment objective is to deliver total returns, with a focus on capital appreciation and generating current income through its investments. The Partnership seeks to achieve this investment objective by providing access to the talent and investment capabilities of the investment program designed to offer eligible individuals access to Stonepeak’s infrastructure platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside other investment vehicles managed by the Investment Advisor or affiliated investment advisors.
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the
“Administrator”), under which the Administrator provides various accounting and administrative services to the Partnership.
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at the Partnership, Feeder Fund and Master Aggregator. For the year ended December 31, 2025, the Partnership incurred an Administration Fee of $812,527, which has been included as Professional fees on the Consolidated Statements of
Operations.
The Partnership expects to conduct a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, the (“Securities Act”) to investors that are both (i)
accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940
Act and rules thereunder). The Partnership is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which enables investors to gain exposure to private markets asset classes, such as infrastructure and real assets.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Partnership’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s consolidated financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946.
The functional currency of the Partnership is U.S. dollars and these consolidated financial statements have been prepared in that currency. A statement of changes in net assets, statement of cash flows and financial highlights have not been presented as of
December 31, 2024 because the Partnership had not commenced operations as of December 31, 2024.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.
Valuation of Investments at Fair Value
The Partnership has indirect exposure to gains and losses on underlying investments because it invests in the
Intermediate Entities which, in turn, hold such underlying investments through the Intermediate Entities’ subsidiaries.
Valuations of investments held by the Intermediate Entities are disclosed in the notes to the Master Aggregator’s consolidated financial statements included in this report. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by the Partnership, see the Master Aggregator’s consolidated financial statements attached to this Consolidated Financial Statement included in this report.
The Partnership measures its investment in certain Intermediate Entities, except for the entities noted below, at fair value using the net asset value of the Intermediate Entities. The net asset value of the Intermediate Entities is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the
Intermediate Entities’ net asset value is not published or the basis for current transactions, (b) the Intermediate Entities are investment companies and (c) the net asset value of the Intermediate Entities are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Intermediate Entities are presented within net change in unrealized gain (loss) on investments in the Consolidated
Statements of Operations.
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
The investment held at the Consolidated Entities is measured and reported at fair value and is classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Partnership does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.
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
Income Recognition
The Partnership recognizes interest income from its affiliated investments when earned pursuant to the terms of the respective investment. The Partnership recognizes distribution income from investments on the ex-distribution date. In the case of proceeds received from investments, the General Partner determines the character of such proceeds and records any interest income, distribution income, realized gain or loss, or return of capital accordingly.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the year ended
December 31, 2025, the Partnership incurred organization expenses of $3,973,349, which have been recorded as an expense on the Consolidated Statements of Operations. As of December 31, 2025, organization expenses amounting to $3,938,196 and
$35,153 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Consolidated
Statements of Assets and Liabilities. For the period from April 29, 2024 (Inception) to December 31, 2024, the Partnership
incurred organization expenses of $2,627,988.

Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the year ended December 31, 2025, the Partnership recognized amortization of offering costs in the amount of $966,961. As of
December 31, 2025, offering costs amounting to $1,450,442 and $483,481 are included within Due to affiliate and Deferred offering costs, respectively, in the Consolidated Statements of Assets and Liabilities. The Partnership did not incur offering costs for the period from April 29, 2024 (Inception) to December 31, 2024.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the year ended December 31, 2025, the Partnership incurred professional fees of $3,471,626. As of December 31,
2025, total professional fees of $1,625,966 and $1,845,660 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Consolidated Statements of Assets and Liabilities. For the period from April 29, 2024
(Inception) to December 31, 2024, the Partnership incurred professional fees of $116,000.
Income Taxes
The Partnership is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to U.S.
federal income taxes, and is generally not directly subject to U.S. state income taxes. The Partnership is subject to the provisions of the Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes”. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. The General Partner has analyzed the Partnership’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that there were no uncertain tax positions that require a provision for income tax in the Partnership’s consolidated financial statements for the year ended December 31, 2025. Interest and penalties assessed by the tax authorities would be recognized as expenses in the period in which they were incurred and are presented as other expenses in the Consolidated Statements of Operations. For the year ended December 31, 2025, there were no income tax expenses and no interest and penalties were incurred.
As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
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
No provisions have been made in the accompanying consolidated financial statements for federal, state and local income taxes since such liabilities are the responsibility of the individual partners.
Deferred Taxes
U.S. GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established when the Partnership determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Partnership assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Partnership recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Partnership reevaluates its tax positions each period in which new information becomes available. the

Partnership’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Consolidated Statements of Operations.
Segment Reporting
The Partnership operates through a single reportable segment. The chief operating decision maker (the “CODM”) is the
Chief Executive Officer of the Partnership. The CODM assesses the performance of, allocates resources to and makes operating decisions for the Partnership primarily based on the Partnership’s Net Increase in Net Assets Resulting from Operations.
Reportable segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets
and reportable segment significant expenses that are regularly provided to the CODM are listed on the accompanying
Consolidated Statements of Operations.
New Accounting Standards
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting
Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU
2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Selling, general and administrative expenses.” The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Partnership is currently evaluating the impact that this change will have on the Partnership's consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740):
Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments enhance income tax disclosures, including expanded effective tax rate reconciliation disclosures, disaggregation of income taxes paid by jurisdiction, and additional disclosures of pretax income and income tax expense. The new guidance is effective for annual reporting periods beginning after December 15, 2025 with early adoption permitted. The Partnership has adopted this new accounting standard as of
December 31, 2025 and this change is not significant for the Partnership’s consolidated financial statements.
Note 3. Investment in the Master Aggregator
The Partnership recognizes distribution income when earned at the time of receipt of proceeds from the Master
Aggregator. The Partnership had a limited partner interest of 70.1% and no interest in the Master Aggregator as of
December 31, 2025 and December 31, 2024, respectively. The remaining interest in the Master Aggregator is held by
Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF and the General Partner. The Partnership’s interest in the Master
Aggregator may result in the Partnership indirectly holding investments of the Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Partnership.
Note 4. Investments and Fair Value Measurement
The following table summarizes the valuation of investments by the fair value hierarchy levels as of December 31, 2025:

	As of December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated investee funds	—	—	—	770,904,647	770,904,647
Total investments	—	—	—	770,904,647	770,904,647
Other affiliated investments
Other investments	—	—	3,957,829	—	3,957,829
Total other affiliated investments	—	—	3,957,829	—	3,957,829
Total cash and investments	$—	$—	$3,957,829	$770,904,647	$774,862,476

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial assets
Other affiliated investments
Other investments	$3,957,829	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total other affiliated investments	$3,957,829
•LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
For the year ended December 31, 2025, the following table presents changes in the fair value of investments for which
Level III inputs were used to determine the fair value:

Year Ended December 31, 2025
Other Affiliated Investments
Balance, beginning of period	$—
Purchases	2,500,000
Change in unrealized gain/(loss) included in net assets	1,457,829
Balance, end of period	$3,957,829

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$1,457,829
NAV as a Practical Expedient
The Master Aggregator and Stonepeak-Plus Infrastructure Fund Aggregator I LP (together, “Affiliated Investee Funds”)
were formed with the objectives of acquiring, holding, and disposing of investments.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$769,970,555
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$934,092
Total Affiliated Investee Funds	$—	$770,904,647
Note 5. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of December 31, 2025, an affiliate of the Investment Advisor has advanced total costs of $10,576,861 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated Statements of
Assets and Liabilities within Due to affiliate.

Acquisition of Certain Affiliated Investments
For the year ended December 31, 2025, the Partnership purchased investments from an affiliate of the Investment
Advisor, at a discount to fair market value in exchange for a total cash consideration of $2,500,000, as governed by the executed purchase and contribution agreements.
For the year ended December 31, 2025, the Partnership issued to Stonepeak Investment Holdings II LP, an affiliate of the
Investment Advisor, 6,529,108 Class X Units in exchange for the contribution of approximately $199,985,928 of investments to the Master Aggregator, as governed by the executed purchase and contribution agreements. See also below “–Stonepeak Unit
Repurchase Arrangement for Class X Units Held by SP Investors.”
From time to time, the Partnership may acquire additional investments from its affiliates.
Affiliated Unitholders Ownership and Concentration
As of December 31, 2025, affiliated Unitholders collectively held approximately 6,529,108 Class X Units, representing approximately 96.4% of all outstanding Class X Units and approximately 26.6% of the total Units outstanding of the
Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 27.7% as of
December 31, 2025.
Investment Advisory Agreement
On May 2, 2025, the Partnership entered into an investment advisory agreement with the Investment Advisor, which was subsequently amended and restated on March 30, 2026 (as may be further amended and restated from time to time, the
“Investment Advisory Agreement”). The Investment Advisor provides investment advisory services to the Partnership pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Investment Advisor is
responsible for monitoring and evaluating the Partnership’s Investments, originating and recommending investment opportunities that are consistent with the investment objective and strategy of the Partnership, among other responsibilities.
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee
(the “Management Fee”) with respect to each Class of Units payable by the Partnership directly or indirectly through an
Intermediate Entity equal to the product of (x) the Applicable Management Fee Percentage (as specified in the table below)
with respect to such Class of Units and (y) the month-end Net Asset Value attributable to such Class of Units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation
Allocation, Unit redemptions (and pending redemptions), any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity through which the Partnership indirectly invests in an Investment (or any comparable entities of other investment vehicles managed by the Investment Advisor or its Affiliates in which the Partnership directly or indirectly participates) or taxes paid by any such entity during the applicable month. The Partnership and any Parallel Fund will each be obligated to pay its proportional share of the Management Fee with respect to each Class of Units.

Class	Applicable Management Fee Percentage
Class A-1a	0.875% per annum
Class A-1b	0.875% per annum
Class A-1c	0.875% per annum
Class D-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date (as defined below), and 1.25% per annum thereafter
Class D-2	1.25% per annum
Class F-1	0.875% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-2	0.75% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-3	0.625% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class F-4	0.875% per annum
Class I-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class I-2	1.25% per annum
Class S-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class S-2	1.25% per annum
Class X	—% per annum
The Investment Advisor may elect to receive the Management Fee in cash, Units in the respective Class and/or shares, interests or Units of Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed by the
Partnership at NAV at the Investment Advisor’s request and will not be subject to the volume limitations of the Unit
Redemption Program (as defined below) or the early redemption deduction of the Unit Redemption Program.
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
The Management Fee payable by the Partnership with respect to each Class of Units shall be reduced by an amount (the
“Reduction Amount”) equal to 100% of the Partnership’s pro rata share of any fees earned by the Investment Advisor and its
Affiliates in connection with Investments and from the Partnership’s unconsummated transactions (“Other Fees”) allocable to the Units in such Class (net of reasonable out-of-pocket expenses incurred by the Investment Advisor or its Affiliates (and not
otherwise reimbursed) during the immediately preceding monthly period in connection with the transaction out of which such fees arose (but shall not be net of all other direct or administrative costs allocable to such fees), it being understood that the
Investment Advisor or its Affiliates may seek to have all such reasonable out-of-pocket expenses and costs reimbursed or paid by the Partnership in respect of which such expenses and costs are generated (which shall not be considered a fee for purposes of calculating the Reduction Amount)). In the event the Investment Advisor and its Affiliates have paid any fees, costs and expenses incurred in connection with a proposed Investment that is not actually made or a proposed disposition which is not actually consummated (“Broken Deal Expenses”) allocable to Units in a relevant Class in lieu of having them paid by the
Partnership, then the Reduction Amount with respect to such Class for such monthly period will be decreased by the amount of such Broken Deal Expenses then or previously paid by the Investment Advisor and its Affiliates with respect to such Class to the extent that such Broken Deal Expenses have not already been applied against the Reduction Amount. The Reduction
Amount with respect to any Class for each monthly period shall be applied to reduce the Management Fee payable with respect to such Class for such monthly period (but not to an amount below zero) and to the extent not so applied shall be carried forward for application against future installments of the Management Fee with respect to such Class until such Reduction
Amount is fully utilized in reducing the Management Fee with respect to such Class. To the extent such excess Reduction
Amount remains unapplied with respect to any Class upon either (i) the redemption (or withdrawal) of all Units in such Class or

(ii) the Partnership’s final distribution of assets, the Investment Advisor or an Affiliate thereof shall retain such unapplied amount.
During the year ended December 31, 2025, the Partnership accrued gross Management Fees of $2,205,531. For the year ended December 31, 2025, the Management Fee is net of $1,834,215 in management fee offset (the “Management Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For the year ended December 31, 2025, net
Management Fees were $371,316.
Partnership Agreement
The Partnership has entered into the Partnership Agreement with the General Partner. Under the terms of the Partnership
Agreement, overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Servicing Fee
Each of the Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1 Units, and Class S-2 Units
bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class
A-1a Units, 0.25% with respect to Class A-1b Units, Class D-1 Units and Class D-2 Units, and 0.85% with respect to Class S-1
Units and Class S-2 Units, of the NAV of such Class A-1a Units, Class A-1b Units, Class D-1 Units, Class D-2 Units, Class S-1
Units and Class S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and Unitholders are not billed separately for payment of the fees.
The Investment Advisor remits payment of the ongoing Servicing Fees on behalf of the Partnership and is reimbursed by the Partnership for such payments.
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the
Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the
Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest. The Partnership accrues the cost of the servicing fees over the estimated life of the Units, at present value at the time the Units are sold. Interest expense is accrued over the estimated life of the Units and recorded in the Consolidated Statement of Operations as accretion of interest on servicing fee payable. For the year ended December 31, 2025, the net accretion of interest on servicing fee payable was
$788,134, and as of December 31, 2025, the Servicing Fee Payable was $16,605,261.
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
•First, if the Total Return (as defined below) for the applicable period exceeds the sum of (i) the Hurdle Amount (as defined below) for that period and (ii) the Loss Carryforward Amount (as defined below) (any such excess, “Excess
Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient equals 12.5% of the sum of (x)
the Hurdle Amount for that period and (y) any amount allocated to the Recipient pursuant to this clause; and;
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
For the avoidance of doubt, if applicable, the calculation of Total Return will (A) include any appreciation or depreciation in the NAV of Units issued during the then-current Reference Period, (B) treat certain taxes incurred (directly or indirectly) by the Partnership which relate to a Unitholder as part of the distributions accrued or paid on Units and (C) exclude the proceeds from the initial issuance of such Units, where applicable, and any impact to Total Return solely caused by currency fluctuations and / or currency hedging activities and costs.
“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5% annualized internal rate of return on the NAV of interests of the Master Aggregator or other Intermediate Entity(ies) outstanding at the beginning of the then-current Reference Period and all interests of the Master Aggregator or other Intermediate Entity(ies) issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account: (i) the timing and amount of all distributions accrued or paid (without duplication) on all such interests; and (ii) all issuances of interests over the period. The ending NAV of interests of the Master Aggregator or other Intermediate Entity(ies)
used in calculating internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance
Participation Allocation and applicable Servicing Fees and without taking into account any accrued and unpaid taxes of any
Intermediate Entity (or the receipts of such Intermediate Entity) through which the Partnership indirectly invests in an
Investment or any comparable entities of any Other Stonepeak Account, or taxes paid by any such Intermediate Entity since the end of the prior Reference Period. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Units redeemed during such period, which Units will be subject to the Performance Participation Allocation upon redemption as described above.
“Reference Period” means each calendar year ending December 31 save that (1) the first Reference Period shall commence on the Initial Closing Date and end on December 31, 2025; and (2) the final Reference Period shall commence on
January 1 in the relevant calendar year and end on the date of dissolution or liquidation of the Partnership.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the
Total Return related to any Units redeemed during the applicable Reference Period, which Units will be subject to the
Performance Participation Allocation upon redemption as described above. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation Allocation. This is referred to as a high water mark.
The Recipient will also be allocated a Performance Participation Allocation with respect to all Units that are redeemed in connection with redemptions of Units in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such unit was outstanding, and proceeds for any such unit redemption will be reduced by the amount of any such Performance Participation Allocation.
The Recipient may elect to receive the Performance Participation Allocation in cash, Units of the Partnership or any
Parallel Fund and/or shares, Units or interests (as applicable) of Intermediate Entities (“Unit Allocation”). Such Units may be
redeemed at the Recipient’s request and will be subject to the volume limitations of the Partnership’s Unit Redemption Program but not the early redemption deduction of the Unit Redemption Program.
For the year ended December 31, 2025, the Partnership accrued $10,824,588 of Performance Participation Allocation.
Unit Redemption Program
The Partnership has implemented a Unit redemption program (the “Unit Redemption Program”) for all Units except certain Class X Units held by Stonepeak Partners LP and its subsidiaries and affiliated entities (collectively, the “SP Investors”)
pursuant to which it intends to allow redemptions of such Units, in each quarter, up to 5% of Units outstanding (either by number of Units or aggregate NAV). as of the close of the previous calendar quarter. The General Partner may, in accordance with the Partnership Agreement, cause the Partnership to allow redemptions of Units in an amount that exceeds the 5%
quarterly limitation in any calendar quarter. The Class X Units held by SP Investors will not be subject to the Redemption

Program, including with respect to any redemption limits. The Partnership has adopted a separate arrangement to redeem Class
X Units held by the SP Investors. Under the Unit Redemption Program, to the extent the Partnership offers to redeem Units in any calendar quarter, the General Partner will cause the Partnership to redeem Units using the NAV per unit as of the last calendar day of each calendar quarter, subject to the Early Redemption Deduction, and as further described in the Partnership
Agreement.
Any redemption request of Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the value of the applicable NAV of the Units being redeemed (the “Early Redemption
Deduction”) for the benefit of the Partnership and the Unitholders, subject to certain exceptions.
The Investment Advisor may elect to receive the Management Fee in Units in lieu of cash payments. If the Management
Fee is paid in Units, such Units will not be subject to the volume limitations of the Unit Redemption Program or the Early
Redemption Deduction (as defined below) of the Unit Redemption Program. The General Partner or any other entity so designated by the General Partner may elect to receive the Performance Participation Allocation in Units in lieu of cash payments. If the Performance Participation Allocation is paid in Units, such Units will be subject to the volume limitations of the Unit Redemption Program but not the Early Redemption Deduction of the Unit Redemption Program.
The General Partner may make exceptions to, modify, amend or suspend the Unit Redemption Program without
Unitholder approval if in its reasonable judgment it deems such action to be in the best interest of the Partnership and the
Unitholders, including, but not limited to regulatory or structuring reasons or as necessary to ensure that the Partnership is not subject to tax as a corporation; provided that any such suspension or material modification shall be subject to the approval of the Independent Directors. As a result, Unit redemptions may not be available each quarter, such as when a redemption would place an undue burden on the Partnership’s liquidity, adversely affect its operations or risk having an adverse impact on the
Partnership that would outweigh the benefit of the redemptions.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to cause the Partnership to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such calendar quarter will be redeemed on a pro-rata basis after we have redeemed all Units for which redemption has been requested due to death, qualifying disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Unitholders must resubmit their redemption request in the next quarterly redemption window. The
Partnership has no obligation to redeem Units, including if the redemption would violate the restrictions on distributions under any applicable law or regulation. The limitations and restrictions described above may prevent the Partnership from accommodating all redemption requests made in any quarter.
Stonepeak Unit Repurchase Arrangement for Class X Units Held by SP Investors
In recognition of SP Investors’ supporting the Partnership’s initial and potential future acquisitions, the Partnership has adopted an arrangement to repurchase any Class X Units acquired by SP Investors (the “Eligible Units”). On the last calendar day of each month (the “Repurchase Date”), the Partnership expects to offer to repurchase Class X Units of the Partnership from SP Investors having an aggregate NAV (the “Monthly Repurchase Amount”) up to (i) the net proceeds from new subscriptions for Units that the Partnership receives in the offering of the Partnership’s Units (other than Eligible Units) for such month (which subscriptions will be accepted and effective on or after the first business day of the following month) less
(ii) the aggregate redemption amount of Units (other than Eligible Units) received by the Partnership during such month pursuant to the Unit Redemption Program plus (iii) the Excess Operating Cash Flow (as defined below). In addition to the
Monthly Repurchase Amount for the applicable month, the Partnership will offer to repurchase any Monthly Repurchase
Amounts from prior months that have not yet been repurchased. The repurchase price per Eligible Unit for each repurchase from the SP Investors will be the NAV per Eligible Unit as of the Repurchase Date, as determined in accordance with the
Partnership’s valuation policy. This Unit repurchase arrangement is not subject to any time limit and will continue until the
Partnership has repurchased all Eligible Units. As of December 31, 2025 and December 31, 2024, 6,529,108 and no Class X
Units were held by the SP Investors, respectively.
“Excess Operating Cash Flow” means, for any given quarter, the Partnership’s net cash provided by operating activities, if any, less any amount of such cash used, or designated for use, to pay distributions to Unitholders.
Other than as described herein, the Unit repurchase arrangement for Eligible Units is not subject to the redemption limitations (including the 5% quarterly redemption limitation) of the Redemption Program. Notwithstanding the foregoing, no repurchase offer will be made to SP Investors during any month in which (1) the 5% quarterly redemption limitation of the

Partnership’s Unit Redemption Program has been decreased or (2) the full amount of all Units requested to be redeemed under the Partnership’s Unit Redemption Program is not redeemed. Additionally, the Partnership may elect not to offer to purchase
Units from SP Investors, or may offer to repurchase less than the Monthly Repurchase Amount, if, in the Partnership’s judgment, the Partnership determines that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on the Partnership’s liquidity, adversely affect the Partnership’s operations or risk having an adverse impact on the
Partnership as a whole. Further, the General Partner may modify, suspend or terminate this Unit repurchase arrangement if it deems such action to be in the Partnership’s best interests and the best interests of the Partnership’s Unitholders. SP Investors will not request that its Eligible Units be repurchased under the Partnership’s Unit Redemption Program.
Reimbursable Expenses Previously Borne by An Affiliate of the Investment Advisor
During the year ended December 31, 2024, an affiliate of the Investment Advisor had advanced organizational costs and professional fees of $2,743,988, respectively. For the year ended December 31, 2025, the Partnership determined it was probable that they would commence operations and had in fact commenced operations thus incurring these previously advanced costs for a total of $2,743,988.
Note 6. Net Assets
The Partnership, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each
Unit Class (as defined below).
The Partnership has fourteen classes of limited partnership units (the “Units”): Class A-1a, Class A-1b, Class A-1c, Class
D-1, Class D-2, Class F-1, Class F-2, Class F-3, Class F-4, Class I-1, Class I-2, Class S-1, Class S-2 and Class X (each a “Unit
Class” or a “Class”). The purchase price per Unit of each Class is equal to the transactional NAV per Unit (i.e., the price at which transactions in the Partnership’s Units are made) for such Class as of the last calendar day of the immediately preceding month. Before the Partnership had determined its first transactional NAV, the subscription price for Units was $25.00 per Unit plus applicable Subscription Fees. The Partnership will only accept subscriptions as of the first business day of each month (a
“Subscription Date”), unless the General Partner determines otherwise. There are variations between these Unit Classes including Subscription Fees, Servicing Fees, Management Fees and minimum investment limits.
On December 31, 2024, the General Partner invested $1,000 for no Units as its initial capital. As of December 31, 2025 and December 31, 2024, there were 24,572,600 Units and no Units outstanding, respectively.
The following tables present transactions in the Units during the year ended December 31, 2025:

	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X	Total
Units Outstanding as of December 31, 2024	—	—	—	—	—	—	—
Units issued during the period	14,224,291	1,722,867	1,163,964	179,183	517,477	6,772,578	24,580,360
Redemption of Units	(7,760)	—	—	—	—	—	(7,760)
Units Outstanding as of December 31, 2025	14,216,531	1,722,867	1,163,964	179,183	517,477	6,772,578	24,572,600
Unless specific to a class, income and expenses are allocated proportionate to the class’s share of the Net Asset Value.
For the year ended December 31, 2025, the net investment income also includes a reallocation of Partnership expenses from the
General Partner.
Distributions to Unitholders
Distributions to Unitholders are recognized on the ex-distribution date of the distribution determined by the General
Partner. All distributions will be declared at the discretion of the General Partner. Unless otherwise determined by the General
Partner, all distributions of cash shall be made to the Unitholders in amounts proportionate to the aggregate net asset value of the Units held by the respective Unitholders on the ex-distribution date set by the General Partner, except that the amount distributed per Unit of any class may differ from the amount per Unit of another class on account of differences in class-specific expense allocations or for other reasons as determined by the General Partner in good faith.
The following table presents our distributions that were paid and/or payable for each Class of its Units for the year ended
December 31, 2025:

Class of Units	Net Distribution per Unit
Class A-1a	$0.4003
Class A-1b	$0.4261
Class A-1c	$0.4600
Class F-1	$0.4600
Class I-1	$0.4600
Class X	$0.4600
The Partnership has adopted a distribution reinvestment plan (“DRIP”) pursuant to which Unitholders will have their cash distributions automatically reinvested in additional Units of the Partnership’s same class of Units to which the distribution relates unless they elect to receive their distributions in cash. Distributions that are reinvested are recognized in net assets on the first business day following the record date of a distribution.
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
The Investment Advisor will advance all of the Partnership’s organizational and offering expenses on the Partnership’s behalf (other than Subscription Fees and Servicing Fees) through the first anniversary of Initial Closing Date. The Partnership will reimburse the Investment Advisor for such advanced expenses each month ratably over the sixty (60) months following the first anniversary of the Initial Closing Date, unless, upon request by the Investment Advisor, the Board agrees for the
Partnership to reimburse non-ratably amount. For the year ended December 31, 2025, $10,576,861 was payable to the
Investment Advisor.
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
Note 8. Financial Highlights
The following financial highlights for the year ended December 31, 2025 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual
Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Year Ended December 31, 2025(a)
	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X
Per Unit Data
Net asset value, beginning of period	$—	$—	$—	$—	$—	$—
Proceeds from Units issued	25.77	25.77	25.77	25.77	28.51	25.00
Distributions to Unitholders	(0.40)	(0.43)	(0.46)	(0.46)	(0.46)	(0.46)
Consideration from the issuance of Units	0.72	0.28	—	0.01	0.58	0.47
Servicing fees	(1.38)	(0.56)	—	—	—	—
Net investment income/(loss)	(0.89)	(0.79)	(0.82)	(0.83)	(0.90)	(2.43)
Net change in realized and unrealized gain/(loss) on investments	5.43	5.55	5.88	5.87	2.94	8.62
Net increase/(decrease) in net assets resulting from operations	4.54	4.75	5.05	5.05	2.03	6.19
Net increase/(decrease) in net assets	29.26	29.82	30.37	30.37	30.67	31.20
Net asset value, end of period	$29.26	$29.82	$30.37	$30.37	$30.67	$31.20
Units outstanding, end of period	14,216,531	1,722,867	1,163,964	179,183	517,477	6,772,578
Total return based on change in net asset value(b)	15.08%	17.35%	19.60%	19.60%	9.19%	26.64%

Ratios to weighted-average net assets (non-annualized)
Expenses without waivers/offsets(c)	(5.71)%	(5.06)%	(4.96)%	(4.96)%	(5.76)%	(11.75)%
Expenses and management fees waivers/ offsets(c)	0.47%	0.45%	0.43%	0.43%	0.41%	—%
Total net expenses	(5.24)%	(4.62)%	(4.53)%	(4.54)%	(5.35)%	(11.75)%
Accrued performance participation allocation	(2.75)%	(2.71)%	(2.82)%	(2.82)%	(1.84)%	—%

Net investment income/(loss)	(3.27)%	(2.89)%	(2.90)%	(2.91)%	(3.07)%	(8.09)%
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
(c) Expense ratio includes Management Fees, Performance Participation Allocation, Organizational Expenses, Professional Fees, Deferred Offering Costs
Amortization, Administration Fees and Other.
Note 9. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted below.
Partial Repurchase of Class X Units
Stonepeak Investment Holdings II LP received an offer for a partial repurchase of $25,000,000 of its ownership in Class
X Units. The offer was accepted in January 2026. The number of Units repurchased is 789,421 equal to the repurchase amount divided by the NAV per Unit as of December 31, 2025.
Amendment No. 1 to the Partnership Agreement
The Partnership entered into Amendment No. 1 to the Partnership Agreement (the “Amendment No. 1”) with the General
Partner, effective March 30, 2026. The Amendment No. 1 amended and restated Section 4.5(b) of the Partnership Agreement to expand and clarify the types of fees that the General Partner and its affiliates may receive in connection with the investment activities of Stonepeak and/or Portfolio Companies (each as defined in the Partnership Agreement) and from unconsummated transactions, including, among others, aviation and aviation-related fees.
Amended and Restated Investment Advisory Agreement
The Partnership entered into an Amended and Restated Investment Advisory Agreement (the “A&R Investment
Advisory Agreement”) with the Investment Advisor, effective March 30, 2026. The A&R Investment Advisory Agreement (i)
extends the period of the Investment Advisor’s advancement of organizational and offering expenses and Initial Partnership
Expense Support from the first anniversary to the second anniversary of the Initial Closing Date, (ii) permits reimbursement by the Partnership to the Investment Advisor when and if requested by the Investment Advisor during the applicable 60-month period, and (iii) provides that aviation related fees and any fees or payments as agreed or approved by the Independent
Directors are excluded from the Management Fee offset.

Report of Independent Auditors
To the General Partner of Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Opinion
We have audited the accompanying consolidated financial statements of Stonepeak-Plus Infrastructure Fund Master
Aggregator LP and its subsidiaries (the "Master Aggregator"), which comprise the consolidated statement of assets and liabilities, including the consolidated condensed schedule of investments, as of December 31, 2025, and the related consolidated statements of operations, of changes in net assets and of cash flows, including the related notes for the period from May 2, 2025 (commencement of operations) to December 31, 2025 (collectively referred to as the "consolidated financial statements").
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Master Aggregator as of December 31, 2025, and the results of its operations, changes in its net assets and its cash flows for the period from May 2, 2025 (commencement of operations) to December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.
Basis for Opinion
We conducted our audit in accordance with auditing standards generally accepted in the United States of America
(US GAAS). Our responsibilities under those standards are further described in the Auditors' Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the
Master Aggregator and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Responsibilities of Management for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Master Aggregator's ability to continue as a going concern for one year after the date the consolidated financial statements are available to be issued.
Auditors' Responsibilities for the Audit of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors' report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.
In performing an audit in accordance with US GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Master Aggregator's internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Master Aggregator's ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2026

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Consolidated Statement of Assets and Liabilities

As of
December 31, 2025
Assets
Affiliated investments at fair value (cost $992,769,317 as of December 31, 2025)	$1,140,441,518
Debt investments at fair value (cost $11,738,262 as of December 31, 2025)	12,166,834
Cash and cash equivalent	36,361,729
Derivative assets at fair value	2,362,085
Deferred financing costs	1,767,008
Interest receivable	429,690
Deferred tax asset	4,364
Total assets	$1,193,533,228

Liabilities
Credit facility payable	$80,000,000
Distribution payable	4,132,814
Due to affiliate	2,915,456
Deferred tax liability	2,750,796
Accounts payable & accrued expenses	2,125,719
Derivative liabilities at fair value	1,270,032
Total liabilities	93,194,817

Commitments and contingencies (Note 8)

Net assets	1,100,338,411

Net assets
Limited partners interest	1,099,127,798
General partner's interest	642,516
Non-controlling interests in consolidated entities	568,097
Total net assets	$1,100,338,411
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Consolidated Statement of Operations

Period from May 2, 2025 (Commencement of Operations) to December 31, 2025
Income
Interest income	$20,134,057
Dividend income	1,380,140
Total income	21,514,197
Operating expenses
Professional fees	3,596,733
Interest expense	1,042,263
Other expense	648,847
Credit facility fees	525,327
Organizational costs	203,252
Total operating expenses	6,016,422
Net investment income/(loss) before income taxes	15,497,775
Provision for income taxes on net investment income	23,156
Net investment income/(loss)	15,474,619
Net realized and unrealized gain on investments and derivative instruments
Net realized gain on investments	258,600
Net change in unrealized gain on investments	130,861,107
Provision for income taxes	(2,746,432)
Net change in unrealized gain on derivative instruments	1,092,053
Net realized and unrealized gain/(loss) on investments and derivative instruments after income taxes	129,465,328
Net increase (decrease) in net assets resulting from operations after income taxes	144,939,947
Less: net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	68,097
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$144,871,850
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Consolidated Statement of Changes in Net Assets

	Period from May 2, 2025 (Commencement of Operations) to December 31, 2025
	Limited Partners Interest	General Partner’s Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets
Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from contributions	961,370,070	500,000	500,000	962,370,070
Distributions reinvested	5,237,221			5,237,221
Distributions to Partners	(12,208,827)	—	—	(12,208,827)
Net investment income/(loss)	15,457,642	10,100	6,877	15,474,619
Net realized gain/(loss) on investments	258,401	165	34	258,600
Net change in unrealized gain/(loss) on investments	131,757,048	134,926	61,186	131,953,160
Provision for income taxes on net unrealized gain on investments	(2,743,757)	(2,675)	—	(2,746,432)
Balance at December 31, 2025	$1,099,127,798	$642,516	$568,097	$1,100,338,411
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Consolidated Statement of Cash Flows

Period from May 2, 2025 (Commencement of Operations) to December 31, 2025
Operating activities
Net increase in net assets resulting from operations	$144,939,947
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of Investments	(806,839,219)
Net change in unrealized (gain)/loss investments	(130,861,107)
Amortization of effective interest on affiliated investments	(17,239,666)
Net change in unrealized (gain)/loss on derivative instruments	(1,092,053)
Net realized (gain)/loss on investments	(258,600)
Proceeds from Investments	2,576,168
Changes in assets and liabilities
Accounts payable and accrued expenses	2,125,719
Due to affiliate	2,915,456
Deferred tax liabilities	2,750,796
Deferred tax asset	(4,364)
Interest receivable	(429,690)
Net cash used in operating activities	$(801,416,613)

Financing activities
Proceeds from contributions, net of issuance of units for purchase of assets	762,384,142
Proceeds from borrowings on Credit Facility	135,863,734
Deferred financing costs	(1,767,008)
Distributions to Partners	(2,838,792)
Repayments of credit facility	(55,863,734)
Net cash provided by financing activities	$837,778,342

Cash and cash equivalent
Net increase/(decrease) in cash and cash equivalent	$36,361,729
Cash and cash equivalent, beginning of period	—
Cash and cash equivalent, end of period	$36,361,729

Supplemental disclosure of cash flows information
Credit Facility interest paid	$383,991

Supplemental disclosure of non-cash financing activities
Distributions reinvested	$5,237,221
Issuance of Units for purchase of assets	$199,985,928
The accompanying notes are an integral part of these consolidated financial statements.
1 APAC is defined as Asia Pacific.
2 EMEA is defined as Europe, Middle East, and Africa.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787,305	$45,903,839	4.2%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,514,754	16,094,889	1.5%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	22,170,642	24,232,313	2.2%
Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	27,168,898	39,780,693	3.6%
Other Affiliated Investee Funds Investments	Various	Energy	Various	45,565,433	47,782,658	4.3%
Stonepeak Digital Edge (Co- Invest) Holdings III LP(c)	LP Interest	Digital Infrastructure	APAC[1]	31,549,921	62,188,298	5.7%
Stonepeak Efesto Infrastructure Fund SCSp(d)	LP Interest	Transport & Logistics	EMEA[2]	150,000,000	155,984,996	14.2%
Stonepeak Midband (Co-Invest) Holdings LP(e)	LP Interest	Digital Infrastructure	North America	93,000,000	104,544,184	9.5%
Total Affiliated Investee Funds				$417,756,953	$496,511,870	45.2%

Other Affiliated Investments
Stonepeak Cubist Holdings Pte. Limited(f)	Convertible Loan	Digital Infrastructure	APAC	149,948,468	179,837,578	16.3%
Stonepeak Imagine Holdco Limited(g)	LP Interest	Social Infrastructure	EMEA	194,000,000	219,861,618	20.0%
Stonepeak Node Infrastructure Fund Holdings LP(h)	LP Interest	Transport & Logistics	EMEA	101,469,506	102,401,272	9.3%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,342,916	21,409,332	1.9%
Other Affiliated Investments - North America(i)	LP Interest	Various	North America	21,760,977	26,145,143	2.4%
Other Affiliated Investments - North America	LP Interest	Energy	North America	9,008,964	9,008,964	0.8%
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	3,333,645	3,333,645	0.3%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	1,566,563	1,566,563	0.1%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	28,973,799	30,722,366	2.8%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	41,716,869	41,121,867	3.7%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	7,890,657	8,521,300	0.8%
Total Other Affiliated Investments				$575,012,364	$643,929,648	58.4%

Total Affiliated Investments				$992,769,317	$1,140,441,518	103.6%

Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	2,362,085	0.2%
Foreign Currency Contracts - Liabilities			n/a	—	(1,270,032)	(0.1)%
Total Derivative Instruments				$—	$1,092,053	0.1%

Debt Investments
Other Debt Investments	Delayed Draw Term Loan	Diversified	North America	11,738,262	12,166,834	1.1%
Total Other Investments				$11,738,262	$12,166,834	1.1%

Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund- Agency			North America	36,361,729	36,361,729	3.3%
Cash held at Banks				—	—	—%
Total Cash and Cash Equivalent				$36,361,729	$36,361,729	3.3%

Total Investments and Cash and Cash Equivalent				$1,040,869,308	$1,190,062,134	108.2%
(a) The Master Aggregator holds an indirect interest of 51,626 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $74,000,707 and $20,509,087, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Consolidated Schedule of Investments takes account of such leverage.
(b) The Master Aggregator holds an indirect interest of 32,810 units of Cologix Inc. The fair value of this interest allocable to the Master Aggregator is $61,190,025.
(c) The Master Aggregator holds indirect interests of 23,261 D-1 units in DEA TopCo LP and 5,425 D-1 units in DEA TopCo
II LP. The fair value allocable to the Master Aggregator of these interests is $64,505,366 and $12,301,504, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Consolidated Schedule of Investments takes account of such leverage.
(d) The Master Aggregator holds an indirect interest of 137,205 units in Forgital Group.
(e) The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master Aggregator is $104,544,184.
(f) The Master Aggregator holds indirect preferred equity, penny warrant, and strike warrant interests of 149 units, 4,517,223 units, and 1,129,343 units, respectively, in Princeton Digital Group Limited. The fair value of these interests allocable to the
Master Aggregator is $155,462,455, $24,354,663, and $20,459, respectively. The Master Aggregator’s indirect interest is held through the form of a convertible loan with a 0% interest rate loan and $149,936,987 principal outstanding.
(g) The Master Aggregator holds an indirect equity interest in Inspired Education Holdings Limited.
(h) The Master Aggregator holds an indirect equity interest in IFCO Systems GmbH.
(i) Through certain other affiliated investments, the Master Aggregator holds an indirect interest in Stonepeak Partners
Holdings LP, Stonepeak GP Investors Holdings LP, and Stonepeak GP Investors Holdings (CYM) LP. Additionally, certain other affiliated investments were funded using leverage; none of these investments are individually more than 5% of NAV.
The accompanying notes are an integral part of these consolidated financial statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
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
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) and Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF
(the “RAIF vehicle”) are the only limited partners ("Limited Partners”) in the Master Aggregator. As of December 31, 2025, the
Partnership and RAIF vehicle own 70.1% and 29.8%, respectively, of the Master Aggregator. The remaining interest of the
Master Aggregator is owned by the General Partner. Stonepeak-Plus Infrastructure Fund Associates (CYM) LP is the general partner (the “General Partner”) of the Master Aggregator and is vested with the overall responsibility for oversight of the
Master Aggregator.
The Master Aggregator’s investment objective is to deliver total returns, with a focus on capital appreciation and generating current income through its investments. The Master Aggregator seeks to achieve this investment objective by providing access to the talent and investment capabilities of the investment program designed to offer eligible individuals access to Stonepeak’s infrastructure platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside other investment vehicles managed by the Investment
Advisor or affiliated investment advisors.
Investment operations commenced on May 2, 2025 (the “Initial Closing Date”) when the Master Aggregator commenced its investment operations.
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the
“Administrator”), under which the Administrator provides various accounting and administrative services to the Partnership.
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at both the Partnership, Feeder Fund and Master Aggregator. For the period ended December 31, 2025, the Master
Aggregator incurred an Administration Fee of $408,430, which has been included as Professional fees on the Consolidated
Statement of Operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Master Aggregator’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Master Aggregator’s consolidated financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The Master
Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification
(“ASC”) Topic 946 (“ASC 946”). Accordingly, the Master Aggregator reflects its investments on the Consolidated Statement of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net change in unrealized gain (loss) on investments on the Consolidated Statement of Operations. The functional currency of the Master Aggregator is U.S. dollars and these consolidated financial statements have been prepared in that currency. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation.
Such reclassifications had no effect on Net increase/(decrease) in net assets resulting from operations on the Consolidated
Statement of Operations.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
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
The General Partner’s determination of fair value is based on the best information available in the circumstances and incorporates the General Partner’s own assumptions, including assumptions that the General Partner believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the General Partner may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the consolidated financial statements.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
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
Derivative Investments
The Master Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Consolidated
Statement of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
The Master Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Master Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized and Unrealized Gain/(Loss) on Investments and
Derivative Instruments on the Consolidated Statement of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain/(Loss) on
Derivative Instruments on the Consolidated Statement of Operations.
The Master Aggregator maintains master netting agreements with all of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of December 31, 2025. Further, there have been no financial instruments or cash pledged or received as collateral as of December 31, 2025.
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
Income Recognition
The Master Aggregator recognizes interest income from private investments when earned pursuant to the terms of the respective investment. The Master Aggregator recognizes dividend income from investments when earned. In the case of proceeds received from investments, the General Partner determines the character of such proceeds and records any interest

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
income, dividend income, realized gain or loss, or return of capital accordingly. Interest income is calculated using the effective interest rate method.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Master Aggregator and the cost of legal services and other fees pertaining to the Master Aggregator’s organization. These costs are expensed as incurred. For the period ended December 31, 2025, the Master Aggregator incurred organization expenses of $203,252 which have been recorded as an expense on the Consolidated Statement of Operations. As of December 31, 2025, total organization expenses of $203,252 are included within Due to affiliate, in the Consolidated Statement of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the period ended December 31, 2025, the Master Aggregator incurred professional fees of $3,596,733. As of
December 31, 2025, total professional fees of $2,187,424 and $1,409,312 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Consolidated Statement of Assets and Liabilities.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related credit facility agreement. For the period ended
December 31, 2025, the Master Aggregator had deferred financing costs of $1,767,008 and amortized credit facility fees of
$525,327 in the Consolidated Statement of Assets and Liabilities and Consolidated Statement of Operations, respectively.
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
As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries. The Master Aggregator consolidates certain wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes. For the period ended December 31, 2025, the
Master Aggregator had a deferred tax asset of $4,364 and a deferred tax liability of $2,750,796 in the Consolidated Statement of
Assets and Liabilities. The deferred tax liability relates to federal and state and local income taxes on unrealized gains and losses on certain investments.
Deferred Taxes
U.S. GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Master Aggregator determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Master
Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Master Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-
than not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Master Aggregator reevaluates its tax positions each period in which new information becomes

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
available. The Master Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Consolidated Statement of Operations.
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
2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Selling, general and administrative expenses.” The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Master Aggregator is currently evaluating the impact that this change will have on the Master
Aggregator's consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740):
Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments enhance income tax disclosures, including expanded effective tax rate reconciliation disclosures, disaggregation of income taxes paid by jurisdiction, and additional disclosures of pretax income and income tax expense. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods beginning after December 15, 2026 with early adoption permitted. The
Master Aggregator has adopted this new accounting standard as of December 31, 2025 and this change is not significant for the
Master Aggregator’s consolidated financial statements.
Note 3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Master Aggregator’s investments by the fair value hierarchy levels as of December 31, 2025:

	As of December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$—	$—	$—	$—	$—
Money market fund	36,361,729	—	—	—	36,361,729
Total cash and cash equivalent	36,361,729	—	—	—	36,361,729
Investments
Affiliated investee funds	—	—	—	496,511,870	496,511,870
Other affiliated investments	—	—	617,784,505	26,145,143	643,929,648
Debt investments	—	—	12,166,834	—	12,166,834
Total investments	—	—	629,951,339	522,657,013	1,152,608,352
Derivative assets	—	2,362,085	—	—	2,362,085
Total cash and cash equivalent and investments	$36,361,729	$2,362,085	$629,951,339	$522,657,013	$1,191,332,166
Liabilities
Derivative liabilities	$—	$(1,270,032)	$—	$—	$(1,270,032)
The Master Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of December 31, 2025, there were no equity securities subject to sales restrictions within the
Master Aggregator’s Level I and II assets. The Master Aggregator’s Level III equity securities are generally illiquid and

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value(1)	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average(5)	Impact to valuation from an increase in input
Financial assets
Other affiliated investments & debt investment
Other affiliated investments	$460,352,195	Discounted Cash Flow	Discount Rate	12.5%-22.5%	16.6%	Lower
			NTM EBITDA Exit Multiple(2)	17.0x-18.0x	17.4x	Higher
			LTM EBITDA Exit Multiple(3)	7.7x	7.7x	Higher
			LQA EBITDA Exit Multiple(4)	22.5x	22.5x	Higher
			Exit Cap	6.5%	6.5%	Lower
Debt investment	12,166,834	Discounted Cash Flow	Discount Rate	7.6%	7.6%	Lower

Total other affiliated investments and debt investment	$472,519,029
(1)  Not reflected in the table above are Level 3 investments that have been valued based upon recent transactions in the amount of $157,432,310.
(2)  NTM EBITDA Exit Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  LTM EBITDA Exit Multiple represents EBITDA for the last twelve months annualized from exit date.
(4)  LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
(5)  Inputs are weighted based on fair value of the investments included in the range.
For the period ended December 31, 2025, the following table presents changes in the fair value of investments for which
Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Period Ended December 31, 2025
	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$—	$—	—
Purchases	575,012,364	11,738,262	586,750,626
Change in unrealized gain/(loss) included in net assets	42,772,141	428,572	43,200,713
Balance, end of period	$617,784,505	$12,166,834	$629,951,339

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$42,772,141	$428,572	$43,200,713
NAV as a Practical Expedient

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments. The exit timing of these investments is unknown as of December 31, 2025. Refer to the Condensed Consolidated Schedule of
Investments for the underlying investment held through these affiliated investee funds.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	45,903,839
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,094,889
SCF Cranberry (Co-Invest) Holdings VIII LP	—	24,232,313
Stonepeak Cologix Holdings LP	23,137,264	39,780,693
Stonepeak Global Renewables Fund LP	26,141,594	33,733,817
Stonepeak Global Renewables Fund (Lux) SCSp	10,874,525	14,048,841
Stonepeak Midband (Co-Invest) Holdings LP	—	104,544,184
Stonepeak Efesto Infrastructure Fund SCSp	—	155,984,996
Stonepeak Digital Edge (Co-Invest) Holdings III LP	28,450,079	62,188,298
Other Affiliated Investments	3,239,023	26,145,143
Total affiliated investee funds and other affiliated investments	$91,842,485	$522,657,013
Note 4. Related Party Transactions
Due to Affiliate
The Master Aggregator's operating expenses are paid either by the Master Aggregator or by the Investment Advisor or its
related affiliates. As of December 31, 2025, an affiliate of the Investment Advisor has advanced total costs of $2,915,456 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated
Statement of Assets and Liabilities within Due to affiliate.
Acquisition of Certain Affiliated Investments
For the period ended December 31, 2025, the Master Aggregator purchased investments from affiliates of the Investment
Advisor, at a discount to fair market value in exchange for a total consideration of $655,977,595. The aggregate fair value of these investments as of December 31, 2025 was $813,107,037. Included in the consideration is an in-kind contribution of
$199,985,928 that was exchanged for 6,529,108 units of the Partnership, as governed by the executed purchase and contribution agreements. As of December 31, 2025, the fair value of the investments contributed in-kind is $215,934,579. From time to time the Master Aggregator may acquire additional investments from its affiliates.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	December 31, 2025
	Assets
	Notional	Fair Value
Derivative instruments
Foreign Currency Contracts (EUR)	€151,053,074	$2,319,051
Foreign Currency Contracts (GBP)	£3,240,375	$43,034
Total		$2,362,085

	December 31, 2025
	Liabilities
	Notional	Fair Value
Derivative instruments
Foreign Currency Contracts (EUR)	€71,459,090	$1,124,402
Foreign Currency Contracts (GBP)	£689,398	$14,860
Foreign Currency Contracts (AUD)	A$42,940,772	$130,770
Total		$1,270,032
Note 6. Borrowings
Credit Agreement
On July 16, 2025, the Master Aggregator entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $100 million subject to customary conditions. The available capacity under the Credit Agreement may be increased up to an amount agreed by the increasing lenders, and in certain cases, subject to the consent of the
Administrative Agent (as defined below), provided that the Master Aggregator maintains a loan to value ratio of not more than an amount set forth in the Credit Agreement. On November 17, 2025, the Master Aggregator entered into the first amendment of the Credit Agreement which increased the principal amount to $200 million subject to the same customary conditions as the original agreement.
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
As of December 31, 2025, the total amount outstanding under the Credit Agreement was $80,000,000 which approximates fair value.
The aggregate remaining borrowing capacity available for the Credit Facility at December 31, 2025 was $120,000,000.
As of December 31, 2025, the Master Aggregator is in compliance with the debt covenants.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
Note 7. Net Assets
On a monthly basis the Master Aggregator accepts contributions (“Contributions”) from the Partnership and the RAIF vehicle indirectly through Stonepeak-Plus Infrastructure Fund S.A. SICAV – UCI Part II (the “Lux Fund”), which in turn will be invested fully by the Master Aggregator. On a quarterly basis the Master Aggregator may settle withdrawals
(“Withdrawals”) upon request from the investors. For information regarding the Partnership’s Unit Redemption program, see the Partnership’s Notes to the Partnership’s consolidated financial statements.
The Master Aggregator, at the discretion of the General Partner, has the authority to issue an unlimited number of interests.
Note 8. Commitments and Contingencies
Commitments
Pursuant to the A&R Investment Advisory Agreement effective March 30, 2026, the Investment Advisor agreed to advance organizational and offering expenses, other than Servicing Fees, on SP+ INFRA’s behalf through the second anniversary of the Initial Closing Date. As of December 31, 2025, the Investment Advisor and its affiliates have incurred organizational and offering expenses on the Master Aggregator’s behalf in the amount of $203,252 of which $203,252 related to organizational expenses and was expensed as incurred and no costs related to offering costs that would be capitalized as a deferred expense and amortized over twelve months.
Conditional commitment allocation for SP+ INFRA will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
During the period ended December 31, 2025, the Master Aggregator made a total of $351,186,699 in commitments to affiliated investee funds and portfolio companies as well as a total of $330,000,000 to other affiliated investments. As of
December 31, 2025, unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments was $91,842,485 and $150,051,532, respectively.
In addition to the borrowings made by the Master Aggregator, certain investments held by the Master Aggregator are indirectly exposed to debt obligations undertaken by entities through which the Master Aggregator is invested.
Stonepeak Imagine Bidco Limited (the “Company”) through Stonepeak Imagine Holdco Limited (the “Imagine
Borrower”) entered into a credit agreement (the “Imagine Credit Agreement”) for a €160,000,000 term loan with Kroll Agency
Services Limited, as agent, and the other lenders on November 23, 2024. The Imagine Borrower guaranteed the obligations and granted to the agent limited recourse security over all issued shares in the Master Aggregator and over receivables under intercompany loans made to the Master Aggregator to secure the obligations. As of December 31, 2025, the outstanding amount of the term loan was €177,078,801. The value of the investment as recorded on the Partnership's Schedule of Investments is net of the debt allocable to the Partnership.
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
The Master Aggregator holds a 10.0% indirect interest in Stonepeak Tulia Lower Holdings LLC (the “Company”) and its
subsidiary, Stonepeak Tulia Holdings LLC (the “Tulia Borrower”). The Tulia Borrower entered into a credit agreement on July
22, 2025 for two credit facilities: a $240 million senior secured first lien term loan facility and a $21.9 million senior secured first lien letter of credit facility. The Master Aggregator and the Tulia Borrower granted the lender recourse via a first-priority pledge of substantially all of the assets and properties of the Tulia Borrower and a first-priority pledge of all the Fund’s equity interests in the Tulia Borrower. As of December 31, 2025, the outstanding amount of the credit facilities was $225.9 million.
Contingencies
The Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, the Master Aggregator was not subject to any material litigation nor was the Master Aggregator aware of any material litigation threatened against it.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Consolidated Financial Statements
Indemnifications
In the normal course of business, the Master Aggregator enters into contracts that contain a variety of indemnification arrangements. However, the Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2025.
Note 9. Financial Highlights
The following operating expenses and net investment income/(loss) ratios for the period from May 2, 2025
(commencement of operations) to December 31, 2025 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of operating expenses and net investment income/(loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Master Aggregator.

Period from May 2, 2025 (Commencement of Operations) to December 31, 2025
Total return (Limited Partners)(1)(2)	24.19%

Ratio to average Limited Partners' Interests
Total operating expenses(2)	1.00%
Total net investment income/(loss)(3)	2.55%
(1)  Total return is calculated based on a time-weighted rate of return methodology and includes unrealized gains recognized from the purchase of investments from an affiliate of the Investment Advisor at a discount to fair value.
(2)  These metrics are not calculated on an annualized basis.
(3)  These metrics include the provision of tax and are not calculated on an annualized basis.
Note 10. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted below.
Second Amendment to the Credit Agreement
On March 20, 2026, the Master Aggregator entered into the second amendment of the Credit Agreement which increased the principal amount to $300 million subject to the same customary conditions as the original Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act)
are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f)
under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Partnership’s registered public accounting firm due to a transition period established by rules of the SEC.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to Stonepeak in accordance with the provisions of the Fund LPA and any policies of the General
Partner. Approval of the Independent Directors is required for (a) the suspension of (x) the calculation of the NAV of the Units, or (y) the Redemption Program, (b) any material modification to (x) the Fund’s valuation policy and (y) the Redemption
Program and (c) the fair valuation of any Direct Investment that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor.

Our Board currently consists of six members, three of whom are Independent Directors. The General Partner expects to appoint additional directors to the Board from time to time. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below:

Name	Age(*)	Position	Position Held Since
Non-Independent Directors
Luke Taylor	48	Director, Chair of the Board	2024
Anthony Borreca	41	Director, Chief Investment Officer	2025
Cyrus Gentry	37	Director, Chief Executive Officer and Principal Executive Officer	2025
Independent Directors
Nisha Kumar	55	Director	2024
Michael Morgan	57	Director	2025
Robert Soderbery	59	Director	2025
Executive Officers who are not Directors
Steven Mlynar	41	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	2025
Zachary Feingold	50	Chief Operating Officer	2025
(*)  As of January 1, 2026
Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Stonepeak-Plus Infrastructure Fund Advisors LLC, 550 W 34th Street, New York, NY, 10001.
Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.
Biographical Information
Directors
Our directors have been divided into two groups — Independent Directors and Non-Independent Directors. The status of an Independent Director under the Fund LPA is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner.
Non-Independent Directors
Luke Taylor is Co-President of Stonepeak, and a member of the Fund’s Board and all of the firm’s investment committees. Luke joined Stonepeak in 2011 and has been a senior member of the investment team ever since. Previously having served as the global head of the Transport & Logistics sector, Luke now serves as Co-President of Stonepeak with broad management responsibility for the firm’s investing and operational activities. Luke has been investing in the infrastructure space for more than 20 years. Prior to joining Stonepeak, Luke was a Senior Vice President with Macquarie Capital based in
New York, where he spent 10 years investing in a variety of sectors. Luke received a Bachelor of Commerce and a Master of
Business (Distinction) from the University of Otago (New Zealand). Mr. Taylor is a valuable member of the Board because of his extensive investing experience and his history with Stonepeak.
Anthony Borreca is a Senior Managing Director with Stonepeak, where he serves as Co-Head of Energy. Anthony joined Stonepeak in 2022. He helps lead Stonepeak’s energy practice, plays a leadership role in the firm’s Global Renewables strategy, and serves on multiple investment committees and portfolio company boards. He has worked in both the firm’s
Houston and London offices. Prior to joining Stonepeak, Anthony spent over a decade on Blackstone Credit’s energy team, investing across the energy, renewables, and energy transition sectors. He previously worked at Blue Source in the firm’s low-
carbon infrastructure fund and began his career at Credit Suisse in its Global Energy Investment Banking group. Anthony received a Bachelor of Science degree in Economics from Colby College. Mr. Borreca is a valuable member of the Board because of his extensive investing experience and his history with Stonepeak.

Cyrus Gentry is a Managing Director at Stonepeak Partners LP (together with subsidiaries and affiliated entities,
“Stonepeak”). Mr. Gentry joined Stonepeak in 2017 and has played a senior role in the firm’s investing activities within the digital infrastructure sector in both North America and Europe. Prior to Stonepeak, Mr. Gentry held investing roles at BC
Partners, focusing on the industrials and telecommunications sectors, as well as Advent International and J.P. Morgan. Mr.
Gentry received a Bachelor of Science in Applied Economics and Management from Cornell University. He currently sits on the Board of the South Street Seaport Museum in New York and serves as one of the Church Commissioners for the Church of
England, who hold responsibility for managing the Church’s permanent endowment fund. Mr. Gentry is a valuable member of the Board because of his extensive investing experience and his history with Stonepeak.
Independent Directors
Nisha Kumar served as the Managing Director, Chief Financial Officer and Chief Compliance Officer of Greenbriar
Equity Group L.P., a private equity firm, from 2011 to 2021, where she was also a member of the management and investment committees. Prior to Greenbriar, Nisha served as Executive Vice President and Chief Financial Officer of AOL, the multi-
billion dollar global consumer internet company and a reporting segment of Time Warner, Inc. Nisha currently serves on the boards of directors and chairs the audit committees for Birkenstock Holding plc, RealTruck, a premier vertically integrated truck, Jeep® and off-road parts and accessories company in North America, and the Legg Mason Partners Closed End Funds,
owned by Franklin Templeton. She also serves on the board of directors for The India Fund, managed by Aberdeen Asset
Management. Nisha received her AB degree, magna cum laude, from Harvard and Radcliffe Colleges in Government and her
MBA from Harvard Business School. Ms. Kumar is a valuable member of the Board because of her extensive investment and financial experience.
Michael Morgan served as a director of Kinder Morgan Inc (NYSE: KMI) since 2007 and as lead director since 2011.
KMI is one of the largest energy infrastructure companies in North America. Mr. Morgan served in various management roles for KMI from 1997 to 2004, including as President from 2001 until 2004. Mr. Morgan has been Chairman of Triangle Peak
Partners, LP, a registered investment adviser and fund manager, since 2008, and was its Chief Executive Officer from 2008 to
2022. Mr. Morgan has also been President of Portcullis Partners, L.P., a private investment partnership, since 2004. Mr.
Morgan served as a director of Sunnova Energy International (NYSE: NOVA), a residential energy and storage company from
2015 to October 2024. Mr. Morgan served as a director and chair of the compensation committee of Stem, Inc. (NYSE: STEM), a smart energy storage company, from April 2021 to October 2024. Previously, Mr. Morgan served as Chairman of the board of directors of each of Star Peak Energy Transition Corp. (NYSE: STPK) from August 2020 until its merger with Stem, Inc. in
April 2021, and Star Peak Corp. II (NYSE: STPC) from January 2021 until its merger with Benson Hill in September 2021. Mr.
Morgan was director of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund from
2007 until 2008. Mr. Morgan earned a BA in Economics and an MA in Sociology from Stanford University in 1990. Mr.
Morgan earned an MBA from Harvard Business School in 1995. In 2022-2023, Mr. Morgan participated in Stanford
University's DCI Fellows program. Mr. Morgan currently serves as co-chair of the Advisory Council to Stanford's Precourt
Institute for Energy and has served on that volunteer board since 2014. Mr. Morgan served as National Chair of The Stanford
Fund from 2015-2022. Mr. Morgan has served on a variety of other Stanford volunteer boards in the last twenty years. Mr.
Morgan currently serves as a trustee on the Naval Postgraduate School Foundation. Mr. Morgan is a valuable member of the
Board because of his extensive investment and financial experience.
Robert Soderbery served as the Executive Vice President and General Manager, Flash Business, of Western Digital
Corporation, from 2020 to 2024. Prior to that, Mr. Soderbery served as president and board member of UpLift, Inc., a travel finance company, from 2017 to 2020. He has also served as an advisor to Rockwell Automation, Inc. since May 2017 and as managing member of Acclimate Ventures LLC, a consulting, advisory and investment firm, since 2016. Mr. Soderbery previously served as senior vice president and general manager, enterprise products, and in other senior leadership roles at
Cisco Systems from 2009 to 2016. Prior to that, he served as senior vice president, storage and availability management group, and in other leadership roles at Symantec Corporation. Mr. Soderbery received a Bachelor of Science in Electrical Engineering from California Institute of Technology and a Master of Science in Computer Science from Stanford University. Mr. Soderbery is a valuable member of the Board because of his extensive investment experience.
Executive Officers
For information concerning the background of Mr. Gentry and Mr. Borreca, see “—Non-Independent Directors” above.
Steven Mlynar is a Senior Managing Director and the CFO of Stonepeak. Steve oversees Stonepeak financial operations.
Prior to Stonepeak, Steve held senior finance and accounting roles with Staple Street Capital, Apollo and Deloitte. Steve holds a
Bachelor of Science in Accounting from the University of Connecticut and a Master of Business Administration from Yale
University. Steve is a Certified Public Accountant, Chartered Global Management Accountant and CFA Charterholder.

Zachary Feingold is a Senior Managing Director and Chief of Staff of Stonepeak Partners LP (together with subsidiaries and affiliated entities, “Stonepeak”). Prior to joining Stonepeak in early 2025, Mr. Feingold spent ten years at Coatue
Management, where he was the Chief Legal Officer and involved as a senior member of management across strategic and operational functions. Before Coatue, Mr. Feingold served as an Assistant United States Attorney in the United States
Attorney’s Office for the Southern District of New York, an associate at Simpson Thacher & Bartlett LLP and a law clerk to the
Honorable K. Michael Moore of the U.S. District Court, Southern District of Florida. Mr. Feingold received a Bachelor of Arts in Law & Society from American University and a Juris Doctor from Fordham University School of Law.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the
Board. We have entered into the Investment Advisory Agreement pursuant to which the Investment Advisor, an affiliate of the
General Partner, manages the Fund on a day-to-day basis. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the General Partner in fulfilling their oversight responsibilities.
Committees
The Board of Directors has established an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is composed of Nisha Kumar, Michael Morgan, and Robert Soderbery, who are Independent
Directors, and is chaired by Nisha Kumar. Our Board determined that each of Nisha Kumar, Michael Morgan, and Robert
Soderbery is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The General Partner may appoint additional directors to the Board and the Audit Committee from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors.
In accordance with its written charter adopted by the Board, the Audit Committee is responsible for overseeing:(i) the quality and integrity of the Fund’s financial statements and internal controls; (ii) the Fund’s compliance with legal and regulatory requirements; (iii) the Fund’s risk profile related to operations and financial reporting; and (iv) the qualification, performance and independence of the registered public accounting firm employed by the Fund.
Investment Committee
The Investment Committee process involves a thorough discussion and vigorous debate of issues. Its main tasks include the making of any decisions relating to investment and divestment by the Fund. Investment Committee discussions provide a forum for candid and thoughtful discussion which includes feedback from the firm’s investment professionals, finance, legal and compliance, investor relations and sustainability teams.
The SP+ INFRA Investment Committee process emphasizes a consensus-based approach to decision-making among the members and is the same process that Stonepeak has adopted since inception. In addition, SP+ INFRA will benefit from the breadth of the entire Stonepeak Platform, including the various acquisition, asset management, portfolio operations, finance, investor relations, and legal and compliance professionals located around the globe. These resources provide valuable real-time, proprietary market data that are expected to enable Stonepeak to identify and act on market conditions and trends more rapidly than competitors and target specific themes with conviction.
The SP+ INFRA Investment Committee is comprised of the following senior and experienced professionals at
Stonepeak: Michael Dorrell, Jack Howell, Luke Taylor, James Wyper, Anthony Borreca and Cyrus Gentry.
For information concerning the background of Luke Taylor, Anthony Borreca and Cyrus Gentry, see “—Directors and
Executive Officers” above. Information concerning the background of the remainder of the members of the Investment
Committee is set forth below:
Michael Dorrell – CEO
Michael is the Chairman, CEO and Co-Founder of Stonepeak. Michael founded Stonepeak in 2011 and has been deeply involved in all phases of the firm’s development since. Today, Michael directs Stonepeak’s strategy and investment decisions, and oversees the firm’s continued expansion into new regions and product areas.

Michael has more than 25 years of experience investing in infrastructure. A longer-tenured investor in a relatively young and still maturing asset class, Michael has been a leader in infrastructure investing, successfully deploying capital across the entire landscape through economic cycles.
Prior to forming Stonepeak, Michael was a Senior Managing Director in Private Equity and Co-Head of the
Infrastructure Investment group at Blackstone. Before Blackstone, Michael worked for over a decade at Macquarie, where he started his career, first in Australia and later in New York where he took on roles of increasing responsibility within the firm and ultimately held the title of Senior Managing Director.
Michael received a Bachelor of Laws and a Bachelor of Commerce, both from the University of New South Wales in
Sydney.
Jack Howell – Co-President
Jack is Co-President of Stonepeak and a member of all of the firm’s investment committees. Jack joined Stonepeak in
2015 and has been a senior member of the investment team ever since. Previously having served as the global head of the
Energy sector, Jack now serves as Co-President of Stonepeak with broad management responsibility for the firm’s investing and operational activities. Jack has been investing in the infrastructure space for more than 15 years. Prior to joining Stonepeak,
Jack worked for Davidson Kempner Capital Management, a hedge fund that focuses on distressed debt and merger arbitrage.
Prior to Davidson Kempner, Jack worked for Denham Capital and Credit Suisse.
Jack received a Bachelor of Arts in Plan II Honors and a Bachelor of Arts in Economics (Business Economics Program),
Phi Beta Kappa, from the University of Texas at Austin.
Luke Taylor – Co-President
Luke is Co-President of Stonepeak and a member of the Fund’s Board and all of the firm’s investment committees. See
“—Directors—Non-Independent Directors” above for Luke’s biography.
James Wyper – Senior Managing Director
James is a Senior Managing Director and is Head of Transportation & Logistics with Stonepeak. James joined Stonepeak in 2013 as an Associate and became Senior Managing Director in 2020. He is responsible for global oversight and implementation of the Transportation & Logistics investment strategy. Prior to joining Stonepeak, James was a member of
Credit Suisse’s Global Energy group, where he focused on the power and renewables sectors.
James received a Bachelor of Arts in Economics from Yale University.
Anthony Borreca – Senior Managing Director
Anthony is a Senior Managing Director at Stonepeak and is the Director, Chief Investment Officer of the Fund. See “—
Directors — Non-Independent Directors” above for Anthony’s biography.
Cyrus Gentry – Managing Director
Cyrus is a Managing Director at Stonepeak and Director, Chief Executive Officer and Principal Executive Officer of the
Fund. See “Directors — Non-Independent Directors” above for Cyrus’s biography.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees (if any). The Code of Business Conduct and
Ethics is available on our website at https://www.stonepeakplusinfra.com under “Governance Documents.” We intend to disclose any waiver of the Code of Business Conduct and Ethics, as legally required, on our website.
Insider Trading Policy
Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund, if any, the General Partner and the
Investment Advisor) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the General Partner, Investment Advisor or Stonepeak, are prohibited from trading any securities of Stonepeak without receiving pre-clearance from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this Annual Report, and the foregoing description is qualified by reference to such exhibit.
Delinquent Section 16(a) Reports
Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2025 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except that one Form 4 was filed on July 3, 2025 for Ms. Kumar to report an acquisition of Units, which should have been reported by
July 2, 2025.
Item 11. Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Investment Advisor or their affiliates, pursuant to the terms of the Investment Advisory Agreement and the Fund LPA, as applicable. Our day-to-day investment operations will be managed by the General Partner and the Investment Advisor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Advisor or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the Investment Advisor and/
or their affiliates for expenses and fees charged or specifically attributed or allocated by the Investment Advisor or its Affiliates to provide in-house administrative, accounting (including tax services (e.g., tax compliance, tax oversight and tax structuring)), legal, hedging and currency management and transfer pricing services to SP+ INFRA and/or any portfolio companies, and expenses charged and/or related costs incurred by the Fund, any Feeder Fund, the Intermediate Entities, the Investment Advisor
or its Affiliates in connection with providing such services including, without limitation, compensation and other overhead allocable to such services; provided, that the General Partner determines in good faith that any such expenses and fees are not greater than what would be paid to an unaffiliated third party for substantially similar services. Certain executive officers and
Non-Independent Directors, through their financial interests in the General Partner and/or the Investment Advisor, are entitled to a portion of the profits earned by the General Partner and/or the Investment Advisor, which includes any fees, including compensation discussed herein, payable to the General Partner and/or the Investment Advisor under the terms of the Investment
Advisory Agreement and the Fund LPA, as applicable, less expenses incurred by the General Partner and/or the Investment
Advisor in performing their services under the Investment Advisory and the Fund LPA, as applicable. See “Item 1. Business—
Description of Business—Investment Advisory Agreement” and “Item 13. Certain Relationships and Related Transactions, and
Director Independence.”
Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. Each Independent Director is entitled to compensation for his or her services as a director of the Fund in the amount of $100,000 per year, payable in cash, and $50,000 per year, payable in Class X Units, plus $10,000 per year for the Chair of the Audit Committee, payable in cash (or, in each case, such pro-rated amount for any service of less than the full fiscal year). We are also authorized to pay the reasonable out-
of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid by us to our directors for the fiscal year ended December
31, 2025:

	Fees Earned or
Name	Paid in Cash		Unit Awards (a)		Total
Luke Taylor	$	―	$	―	$	―
Anthony Borreca	$	―	$	―	$	―
Cyrus Gentry	$	―	$	―	$	―
Nisha Kumar		$110,000		$50,000		$160,000
Michael Morgan		$100,000		$50,000		$150,000
Robert Soderbery		$50,000		$50,000		$100,000
____________________

(a)  Represents the aggregate grant date fair value of awards of restricted Class X Units calculated under the FASB’s ASC Topic 718, Compensation — Stock
Compensation. The number of restricted Class X Units awarded to each of our independent directors was determined by dividing the total unit award dollar amount by the then-current NAV at the date of grant. On June 30, 2025, grants of restricted Class X Units were made to each of Mr. Morgan and Ms. Kumar, using the NAV transaction price as of May 31, 2025, which was determined on June 30, 2025, and resulted in grant amounts of 1,939.929 restricted Class X
Units for each of them. Such restricted Class X Units shall vest one year following the date of grant on June 30, 2025. Additionally, on August 28, 2025, Mr.
Soderbery received grants of restricted Class X Units, in the amounts of 1,739.227 restricted Class X Units, based on a transaction price on such date. Such restricted Class X Units shall vest one year following the date of grant on August 28, 2025.
Compensation Committee Interlocks and Insider Participation
There is currently no compensation committee of the Board of Directors and the Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 26, 2026, the following table sets out certain ownership information with respect to the Units, including vested and unvested Units, for each of the directors and executive officers and all directors and executive officers as a group. None of the Unit Classes have voting power. The directors and executive officers only hold Class X Units. The address for our directors and executive officers is c/o Stonepeak-Plus Infrastructure Fund Advisors LLC, 550 W 34th Street, New York,
NY, 10001.

	Class X
	Partnership Units
	Beneficially Owned
		% of
Name of Beneficial Owner	Number	Class
Non-Independent Directors and Executive Officers
Luke Taylor	77,598	1.23%
Anthony Borreca	—	—
Cyrus Gentry	5,264	*
Independent Directors
Nisha Kumar	1,969	*
Michael Morgan	1,969	*
Robert Soderbery	1,765	*
Executive Officers Who Are Not Directors
Steven Mlynar	—	—
Zachary Feingold	—	—
All current executive officers and directors as a group (8 persons)	88,565	1.40%
______________
(*)  Less than one percent
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Advisory Agreement; Fund LPA
We entered into the Investment Advisory Agreement with the Investment Advisor pursuant to which we will pay the
Management Fee and reimburse certain Fund Expenses. We also entered into the Fund LPA, pursuant to which the General
Partner will be entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Advisory
Agreement and the Fund LPA, we will reimburse the Investment Advisor and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Advisory Agreement” and “—Fund LPA.”
Related Party Transactions
During the year ended December 31, 2025, we purchased investments from an affiliate of the Investment Advisor, at a discount to fair market value in exchange for a total cash consideration of $2,500,000, as governed by the executed purchase and contribution agreements.
During the year ended December 31, 2025, we issued to an affiliate of the Investment Advisor, 6,529,108 Class X Units in
exchange for the contribution to the Partnership of approximately $199,985,928 of investments, as governed by the executed purchase and contribution agreements.

During the year ended December 31, 2025, the Master Aggregator purchased investments from affiliates of the Investment
Advisor, at a discount to fair market value in exchange for a total cash consideration of $455,991,667, as governed by the executed purchase and contribution agreements.
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons (the
“Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve or ratify any “related person transaction” (as defined below), including any material amendments or modifications to any “related person transaction”. A “related person transaction” is defined as any transaction that (A) requires Independent
Director approval pursuant to the Fund LPA and governance guidelines, and (B) (i) would be required to be disclosed pursuant to Item 404(a) of Regulation S-K in which the Fund was or is to be a participant, (ii) the amount involved exceeds $120,000 and (iii) in which any “related person” (as defined as paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. A “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangement or relationships.
In reviewing a related person transaction or proposed related person transaction, our Independent Directors shall consider all relevant facts and circumstances, including without limitation: (i) the relationship of the related person to the Fund, (ii) the nature and extent of the related person’s interest in the transaction, (iii) the material terms of the transaction, (iv) the business purpose of the transaction, (v) the importance and fairness of the transaction both to the Fund and to the related person, (vi)
whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Fund,
(vii) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Fund with non-related persons, if any, and (viii) any other matters that management or our
Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as (i) an “independent director” under the
Fund LPA and governance guidelines; (ii) a “non-employee director,” as applicable, under Rule 16b-3 under the Exchange Act, if such non-employee director serves, or such non-employee nominee will serve, on the compensation committee of the Board, if any; or (iii) an independent director under Rule 10A-3 of the Exchange Act, if such non-employee director serves on the
Audit Committee of the Board.
Certain Business Relationships
SP+ INFRA is subject to certain conflicts of interest arising out of SP+ INFRA’s relationship with Stonepeak, including the
General Partner and its Affiliates. Certain members of the Board of Directors are also executives of Stonepeak and / or one or more of its Affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of the Fund LPA, the terms and conditions of the Investment Advisory Agreement, or the policies and procedures adopted by the Board of
Directors, General Partner, the Investment Advisor, Stonepeak and their Affiliates, will enable SP+ INFRA to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will identify or resolve all conflicts of interest in a manner that is favorable to SP+ INFRA, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
See “Part I. Item 1A. Risk Factors—Potential Conflicts of Interest” including “—Buying and Selling Investments or Assets from or to Certain Related Parties,” “—Broken Deal Expenses,” “—Allocation of Investment Opportunities,” and “—Passive
Minority Investment by Blue Owl” for more information.
Promoters and Certain Control Persons
The Investment Advisor and the General Partner may be deemed promoters of the Fund. We intend to enter into the
Investment Advisory Agreement with the Investment Advisor and the Fund LPA with the General Partner. The Investment
Advisor, for its investment management and its administrative services to us, will be entitled to receive the Management Fee, in addition to the reimbursement of certain Fund Expenses. The General Partner will also be entitled to receive the Performance
Participation Allocation, as described herein. In addition, under the Investment Advisory Agreement and Fund LPA, to the extent permitted by applicable law, we will indemnify the Investment Advisor and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”
Director Independence

See “—Item 10. Directors, Executive Officers and Corporate Governance” for information on SP+ INFRA’s Independent
Directors and the definition of “independent.”
Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by PricewaterhouseCoopers LLP and their respective affiliates:

	Year Ended December 31, 2025
	Stonepeak-Plus Infrastructure Fund LP	Stonepeak-Plus Infrastructure Fund Master Aggregator LP	Total

Audit Fees(a)	$510,000	$765,000	$1,275,000
Tax Fees	412,920	348,976	761,896
	$922,920	$1,113,976	$2,036,896
______________
(a)  Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our registration statement on our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, and (2) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q.

	Year Ended December 31, 2024
	Stonepeak-Plus Infrastructure Fund LP	Stonepeak-Plus Infrastructure Fund Master Aggregator LP	Total

Audit Fees(b)	$210,000	$—	$210,000
	$210,000	$—	$210,000
______________
(b)  Audit Fees consisted of fees for the audits of our consolidated financial statements in our registration statement on Form 10.
Our Audit Committee Charter, which is available on our website at www.stonepeakplusinfra.com under “Governance
Documents,” requires the Audit Committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm in accordance with the charter of the Audit Committee. For the year ended December 31,
2025, all services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved or ratified by the Audit Committee.
Part IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report.
1.            Financial Statements:
                See Item 8 above.
2.            Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.
3.            Exhibits:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Second Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	11/05/25
3.4	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement					*
4.1	Description of Securities					*
10.1	Revolving Credit Agreement	8-K	000-56711	10.1	07/22/25
10.2	Lender Joinder and First Amendment to Revolving Credit Agreement					*
10.3	Second Amendment to Revolving Credit Agreement					*
10.4	Amended and Restated Investment Advisory Agreement					*
19.1	Insider Trading Policy					*
21.1	List of Subsidiaries					*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*    Filed herewith.
**  Furnished herewith.
The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stonepeak-Plus Infrastructure Fund LP

Date: March 31, 2026	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 2026.

Date: March 31, 2026	/s/ Luke Taylor
Luke Taylor
Chair of the Board of Directors

Date: March 31, 2026	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2026	/s/ Anthony Borreca
Anthony Borreca
Chief Investment Officer and Director

Date: March 31, 2026	/s/ Nisha Kumar
Nisha Kumar
Director

Date: March 31, 2026	/s/ Michael Morgan
Michael Morgan
Director

Date: March 31, 2026	/s/ Robert Soderbery
Robert Soderbery
Director

Date: March 31, 2026	/s/ Steven Mlynar
Steven Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)