Form 10-Q
period 2026-03-31
Stonepeak-Plus Infrastructure Fund LP
filed 2026-05-15
CIK 2045458

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2026, the registrant had the following limited partnership units outstanding: 20,016,993 units of Class A-1a, 2,361,020 units of Class A-1b,
1,240,821 units of Class A-1c, 179,856 units of Class F-1, 1,027,318 units of Class I-1, 1,524 units of Class S-1, 4,807,417 units of Class X and no units of
Classes D-1, D-2, F-2, F-3, F-4, and S-2.

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
Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in the Annual
Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026 with the U.S. Securities and Exchange
Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings and should not be regarded as a representation by us that our plans and objectives will be achieved. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Affiliated investments at fair value (Cost $818,638,607 as of March 31, 2026; $688,037,634 as of December 31, 2025)	$936,589,565	$774,862,476
Cash	—	—
Distribution receivable from affiliated investments	6,986,441	3,902,795
Deferred offering costs	138,822	483,481
Prepaid expenses	246,275	89,822
Total Assets	$943,961,103	$779,338,574

Liabilities
Servicing fee payable	$22,261,552	$16,605,261
Due to affiliate	12,642,390	10,576,861
Distribution payable	6,350,933	3,561,727
Accrued performance participation allocation	4,016,784	10,824,588
Accounts payable and accrued expenses	1,607,852	1,911,421
Management fee payable	371,316	371,316
Total Liabilities	47,250,827	43,851,174

Commitments and contingencies (See Note 7)

Net Assets	896,710,276	735,487,400

Net Assets are comprised of
Limited Partnership Unit - Class A-1a Units, unlimited Units authorized, 18,445,577 Units issued and outstanding ($30.18 NAV per Unit) as of March 31, 2026; 14,216,531 Units issued and outstanding ($29.26 NAV per Unit) as of December 31, 2025	556,776,153	415,998,052
Limited Partnership Unit - Class A-1b Units, unlimited Units authorized, 2,047,143 Units issued and outstanding ($30.77 NAV per Unit) as of March 31, 2026; 1,722,867 Units issued and outstanding ($29.82 NAV per Unit) as of December 31, 2025	62,991,818	51,377,386
Limited Partnership Unit - Class A-1c Units, unlimited Units authorized, 1,219,808 Units issued and outstanding ($31.34 NAV per Unit) as of March 31, 2026; 1,163,964 Units issued and outstanding ($30.37 NAV per Unit) as of December 31, 2025	38,227,471	35,345,256
Limited Partnership Unit - Class F-1 Units, unlimited Units authorized, 179,856 Units issued and outstanding ($31.34 NAV per Unit) as of March 31, 2026; 179,183 Units issued and outstanding ($30.37 NAV per Unit) as of December 31, 2025	5,636,494	5,441,099
Limited Partnership Unit - Class I-1 Units, unlimited Units authorized, 891,130 Units issued and outstanding ($31.61 NAV per Unit) as of March 31, 2026; 517,477 Units issued and outstanding ($30.67 NAV per Unit) as of December 31, 2025	28,167,367	15,868,446
Limited Partnership Unit - Class X Units, unlimited Units authorized, 6,326,657 Units issued and outstanding ($32.36 NAV per Unit) as of March 31, 2026; 6,772,578 Units issued and outstanding ($31.20 NAV per Unit) as of December 31, 2025	204,756,406	211,300,536
General Partner Interest	—	—
Non-Controlling Interests in Consolidated Entities	154,567	156,625
Total Net Assets	$896,710,276	$735,487,400
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 The financial statements were not consolidated as of March 31, 2025.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025[1]
Income
Distribution income from affiliates	$6,994,118	$—
Total income	6,994,118	—
Operating expenses
Performance participation allocation	$4,016,784	$—
Management fee, gross	1,497,085	—
Professional fees	1,159,963	530,588
Amortization of offering costs	560,076	—
Net accretion of interest on servicing fee payable	544,153	—
Other fees	197,852	142,858
Organization costs	32,271	1,515,295
Total operating expenses	8,008,184	2,188,741
Management fee offset	(1,497,085)	—
Net operating expenses	6,511,099	2,188,741
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 5)	—	2,743,988
Net investment income/(loss)	483,019	(4,932,729)
Net realized and change in unrealized gain/(loss) on investments
Net realized gain/(loss) on investments	—	—
Net change in unrealized gain/(loss) on investments	31,126,116	—
Net realized and change in unrealized gain/(loss) on investments	31,126,116	—
Net increase/(decrease) in net assets resulting from operations	31,609,135	(4,932,729)
Less: net increase/(decrease) in net assets resulting from operations attributable to non- controlling interests in consolidated entities	(2,058)	—
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund LP	$31,611,193	$(4,932,729)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)

	Three Months Ended March 31, 2026
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at December 31, 2025	$415,998,052	$51,377,386	$35,345,256	$5,441,099	$15,868,446	$211,300,536	$—	$156,625	$735,487,400
Net investment income/ (loss)	(1,383,288)	(44,691)	50,687	11,139	(22,467)	1,872,395	—	(756)	483,019
Proceeds from Units issued	130,560,361	10,000,000	1,745,130	—	11,625,000	50,000	—	—	153,980,491
Issuance of Units for performance participation allocation	—	—	—	—	—	10,824,588	—	—	10,824,588
Distributions reinvested	1,353,535	190,788	—	20,748	51,883	3,627	—	—	1,620,581
Redemption of Units	—	—	—	—	—	(25,000,000)	—		(25,000,000)
Distributions to Unitholders	(3,825,138)	(457,608)	(292,755)	(43,166)	(221,647)	(1,518,398)	—	—	(6,358,712)
Servicing fees	(5,241,264)	(211,943)	—	—	—	—	—	—	(5,453,207)
Net realized gain/(loss) on investments	—	—	—	—	—	—	—	—	—
Net change in unrealized gain/(loss) on investments	19,313,895	2,137,886	1,379,153	206,674	866,152	7,223,658	—	(1,302)	31,126,116
Balance at March 31, 2026	$556,776,153	$62,991,818	$38,227,471	$5,636,494	$28,167,367	$204,756,406	$—	$154,567	$896,710,276
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2026
Operating activities
Net increase in net assets resulting from operations	$31,609,135
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchases of investments	(157,549,898)
Distribution received from affiliated investee funds	26,948,925
Net change in unrealized (gain)/loss on investments	(31,126,116)
Amortization of offering costs	560,076
Net accretion of interest on servicing fee payable	544,153
Changes in assets and liabilities
Distribution receivable	(3,083,646)
Deferred offering costs	(215,417)
Prepaid expenses	(156,453)
Accrued performance participation allocation	4,016,784
Due to affiliate	2,065,529
Accounts payable and accrued expenses	(303,569)
Net cash used in operating activities	$(126,690,497)
Financing activities
Proceeds from Units issued	153,980,491
Redemption of Units	(25,000,000)
Distributions to Unitholders	(1,948,925)
Servicing fee paid	(341,069)
Net cash provided by financing activities	$126,690,497

Cash
Net increase/(decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of non-cash financing activities
Issuance of Units for performance participation allocation	$10,824,588
Servicing fee payable	$5,656,291
Distributions reinvested	$1,620,581
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 The Master Aggregator controls and consolidates this entity. Included in this interest is an indirect investment in Stonepeak
Partners Holdings LP, Stonepeak GP Investors Holdings LP, and Stonepeak GP Investors Holdings (CYM) LP.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Schedule of Investments (Unaudited)

	As of March 31, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500,000	$3,925,272	0.4%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	815,229,833	931,664,003	103.9%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Various	Americas	908,774	1,000,290	0.1%
Total Affiliated Investments				$816,138,607	$932,664,293	104.0%
Total Investments				$818,638,607	$936,589,565	104.4%

	As of December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other Investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500,000	$3,957,829	0.5%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	684,689,313	769,970,555	104.7%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Communications	Americas	848,321	934,092	0.1%
Total Affiliated Investments				$685,537,634	$770,904,647	104.8%
Total Investments				$688,037,634	$774,862,476	105.3%
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) is a Delaware limited partnership which was formed on
April 29, 2024. The Partnership is governed by its Second Amended and Restated Limited Partnership Agreement dated as of
October 31, 2025, subsequently amended by Amendment No. 1 of the Second Amended and Restated Limited Partnership
Agreement on March 30, 2026 (as amended, restated and/or supplemented from time to time, the “Partnership Agreement”).
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
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at the Partnership, Feeder Fund and Master Aggregator. For the three months ended March 31, 2026, the Partnership incurred an Administration Fee of $240,253, which has been included as Professional fees on the Condensed Consolidated
Statements of Operations.
The Partnership conducts and expects to continue conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, the (“Securities Act”) to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder). The Partnership is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which enables investors to gain exposure to private markets asset classes, such as infrastructure and real assets.
On May 4, 2026, the General Partner entered into the Third Amended and Restated Limited Partnership Agreement of
the Partnership. For further information, see “Note 9. Subsequent Events.”

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Partnership’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The
Condensed Consolidated Statements of Assets and Liabilities as of December 31, 2025 were derived from the audited annual financial statements. The condensed consolidated financial statements as of and for the period ended March 31, 2026, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial
Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. The functional currency of the
Partnership is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. A statement of changes in net assets, statement of cash flows and financial highlights have not been presented or disclosed as of
March 31, 2025 because the Partnership had not commenced operations as of March 31, 2025. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation, such as marketing expenses were moved to other fees on the Condensed Consolidated Statements of Operations. Such reclassifications had no effect on Net increase/
(decrease) in net assets resulting from operations on the Condensed Consolidated Statements of Operations.
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
The Partnership does not have a controlling financial interest in and, as a result, does not consolidate the Master
Aggregator, nor any other reporting entities within SP+ INFRA (defined as the Fund, together with any Parallel Funds, any
Feeder Funds, the Aggregators, the Lower Funds and any other Intermediate Entities, collectively) except for the entities noted
above, because (a) the General Partner is not acting solely on behalf of the Partnership as it carries out its duties and (b) the
Partnership does not absorb substantially all of the Master Aggregator’s variability. At each reporting date, the General Partner assesses whether the Partnership has a controlling financial interest in the Master Aggregator or any other reporting entities within SP+ INFRA, and any associated consolidation implications.
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
The Partnership measures its investment in certain Intermediate Entities, except for the entities noted below, at fair value using the net asset value of the Intermediate Entities. The net asset value of the Intermediate Entities is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the
Intermediate Entities’ net asset value is not published or the basis for current transactions, (b) the Intermediate Entities are investment companies and (c) the net asset value of the Intermediate Entities are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Intermediate Entities are presented within Net change in unrealized gain/(loss) on investments in the Condensed
Consolidated Statements of Operations.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of proceeds received from investments, the General Partner determines the character of such proceeds and records any interest income, distribution income, realized gain or loss, or return of capital accordingly.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three months ended March 31, 2026, the Partnership incurred organization expenses of $32,271, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of March 31, 2026, organization expenses amounting to $3,985,976 and $19,644 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed
Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025, the Partnership incurred organization expenses of $1,515,295. As of March 31, 2025, organization expenses amounting to $4,143,283 are included within Due to Affiliate within the Statement of Assets and Liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three months ended March 31, 2026, the Partnership recognized amortization of offering costs in the amount of $560,076. As of
March 31, 2026, offering costs amounting to $1,553,564 and $138,822 are included within Due to affiliate and Deferred offering costs, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended
March 31, 2025, the Partnership incurred offering costs of $757,175. As of March 31, 2025, offering costs amounting to
$2,386,860 are included within Due to Affiliate within the Statement of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three months ended March 31, 2026, the Partnership incurred professional fees of $1,159,963. As of March 31,
2026, total professional fees of $3,177,239 and $1,435,468 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended
March 31, 2025, the Partnership incurred professional fees of $530,588.
Income Taxes
The Partnership is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to U.S.
federal income taxes, and is generally not directly subject to U.S. state income taxes. The Partnership is subject to the provisions of the Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes”. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the condensed consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. The General Partner has analyzed the Partnership’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that there were no uncertain tax positions that require a provision for income tax in the Partnership’s condensed consolidated financial statements for both the three months ended March 31, 2026 and 2025. Interest and penalties assessed by the tax authorities would be recognized as expenses in the period in which they were incurred and are presented as other expenses in the
Condensed Consolidated Statements of Operations. For both the three months ended March 31, 2026 and 2025, there were no income tax expenses and no interest and penalties were incurred.
As of March 31, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
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
Uncertain Tax Positions
The Partnership recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Partnership reevaluates its tax positions each period in which new information becomes available. The
Partnership’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations.
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
Note 3. Investment in the Master Aggregator
The Partnership recognizes distribution income when earned at the time of record date. The Partnership had a limited partner interest of 69.1% and 70.1% interest in the Master Aggregator as of March 31, 2026 and December 31, 2025,
respectively. The remaining interest in the Master Aggregator is held by Stonepeak-Plus Infrastructure Master Fund SCSp-
RAIF and the General Partner. The Partnership’s interest in the Master Aggregator may result in the Partnership indirectly holding investments of the Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the
Partnership.
Note 4. Investments and Fair Value Measurement
The following tables summarize the valuation of investments by the fair value hierarchy levels as of March 31, 2026 and
December 31, 2025:

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated investee funds	—	—	—	932,664,293	932,664,293
Total investments	—	—	—	932,664,293	932,664,293
Other affiliated investments
Other investments	—	—	3,925,272	—	3,925,272
Total other affiliated investments	—	—	3,925,272	—	3,925,272
Total cash and investments	$—	$—	$3,925,272	$932,664,293	$936,589,565

	As of December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated investee funds	—	—	—	770,904,647	770,904,647
Total investments	—	—	—	770,904,647	770,904,647
Other affiliated investments
Other investments	—	—	3,957,829	—	3,957,829
Total other affiliated investments	—	—	3,957,829	—	3,957,829
Total cash and investments	$—	$—	$3,957,829	$770,904,647	$774,862,476

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of March 31, 2026:

	Fair Value	Valuation techniques	Unobservable Input	Ranges	Weighted- average	Impact to valuation from an increase in input
Financial Assets
Other affiliated Investments
Other investments	$3,925,272	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total other affiliated investments	$3,925,272
•LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial assets
Other affiliated investments
Other investments	$3,957,829	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total other affiliated investments	$3,957,829
•LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
For the three months ended March 31, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

Three Months Ended March 31, 2026
Other Affiliated Investments
Balance, beginning of period	$3,957,829
Change in unrealized gain/(loss) included in net assets	(32,557)
Balance, end of period	$3,925,272

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$(32,557)
NAV as a Practical Expedient
The Master Aggregator and Stonepeak-Plus Infrastructure Fund Aggregator I LP (together, “Affiliated Investee Funds”)
were formed with the objectives of acquiring, holding, and disposing of investments.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of March 31, 2026:

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$931,664,003
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$1,000,290
Total Affiliated Investee Funds	$—	$932,664,293
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$769,970,555
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$934,092
Total Affiliated Investee Funds	$—	$770,904,647
Note 5. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of March 31, 2026, an affiliate of the Investment Advisor has advanced total costs of $12,642,390 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Condensed Consolidated
Statements of Assets and Liabilities within Due to affiliate. As of December 31, 2025, an affiliate of the Investment Advisor has advanced total costs of $10,576,861 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated Statements of Assets and Liabilities within Due to affiliate.
Affiliated Unitholders Ownership and Concentration
As of March 31, 2026, affiliated Unitholders collectively held approximately 5,739,687 Class X Units, representing approximately 90.7% of all outstanding Class X Units and approximately 19.7% of the total Units outstanding of the
Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 20.7% as of
March 31, 2026. As of December 31, 2025, affiliated Unitholders collectively held approximately 6,529,108 Class X Units, representing approximately 96.4% of all outstanding Class X Units and approximately 26.6% of the total Units outstanding of the Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 27.7% as of
December 31, 2025.
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
On May 4, 2026, the Partnership entered into the Second Amended and Restated Investment Advisory Agreement with the Investment Advisor. For further information, see “Note 9. Subsequent Events.”
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended March 31, 2026, the Partnership accrued gross Management Fees of $1,497,085. For the three months ended March 31, 2026, the Management Fee is net of $1,497,085 in management fee offset (the “Management
Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For both the three months ended
March 31, 2026 and 2025, there were no net Management Fees.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Partnership Agreement
The Partnership has entered into the Partnership Agreement with the General Partner. Under the terms of the Partnership
Agreement, overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
On May 4, 2026, the General Partner entered into the Third Amended and Restated Limited Partnership Agreement of
the Partnership. For further information, see “Note 9. Subsequent Events.”
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
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the
Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the
Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest. The Partnership accrues the cost of the servicing fees over the estimated life of the Units, at present value at the time the Units are sold. Interest expense is accrued over the estimated life of the Units and recorded in the Condensed Consolidated Statements of Operations as accretion of interest on servicing fee payable. For the three months ended March 31, 2026, the net accretion of interest on servicing fee payable was $544,153, and as of March 31, 2026, the Servicing Fee Payable was $22,261,552. For the three months ended
March 31, 2025, there was no net accretion of interest on servicing fee payable and as of December 31, 2025, the servicing fee payable was $16,605,261
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Recipient may elect to receive the Performance Participation Allocation in cash, Units of the Partnership or any
Parallel Fund and/or shares, Units or interests (as applicable) of Intermediate Entities (“Unit Allocation”). Such Units may be
redeemed at the Recipient’s request and will be subject to the volume limitations of the Partnership’s Unit Redemption Program but not the early redemption deduction of the Unit Redemption Program. As of March 31, 2026, the Recipient elected to receive
$10,824,588 of Performance Participation Allocation in 341,806 Class X Units. As of December 31, 2025, no such election was made.
For the three months ended March 31, 2026, the Partnership accrued $4,016,784 of Performance Participation
Allocation. For the three months ended March 31, 2025, there was no Performance Participation Allocation.
Unit Redemption Program
The Partnership has implemented a Unit redemption program (the “Unit Redemption Program”) for all Units except certain Class X Units held by Stonepeak Partners LP and its subsidiaries and affiliated entities (collectively, the “SP Investors”)
pursuant to which it intends to allow redemptions of such Units, in each quarter, up to 5% of Units outstanding (either by number of Units or aggregate NAV). as of the close of the previous calendar quarter. The General Partner may, in accordance

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
with the Partnership Agreement, cause the Partnership to allow redemptions of Units in an amount that exceeds the 5%
quarterly limitation in any calendar quarter. The Class X Units held by SP Investors will not be subject to the Redemption
Program, including with respect to any redemption limits. The Partnership has adopted a separate arrangement to redeem Class
X Units held by the SP Investors. Under the Unit Redemption Program, to the extent the Partnership receives requests to redeem Units in any calendar quarter, the General Partner will cause the Partnership to redeem Units using the NAV per unit as of the last calendar day of each calendar quarter, subject to the Early Redemption Deduction, and as further described in the
Partnership Agreement.
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
Stonepeak Unit Repurchase Arrangement for Class X Units Held by SP Investors
In recognition of SP Investors’ supporting the Partnership’s initial and potential future acquisitions, the Partnership has adopted an arrangement to repurchase any Class X Units acquired by SP Investors (the “Eligible Units”). On the last calendar day of each month (the “Repurchase Date”), the Partnership expects to offer to repurchase Class X Units of the Partnership from SP Investors having an aggregate NAV (the “Monthly Repurchase Amount”) up to (i) the net proceeds from new subscriptions for Units that the Partnership receives in the offering of the Partnership’s Units (other than Eligible Units) for such month (which subscriptions will be accepted and effective on or after the first business day of the following month) less
(ii) the aggregate redemption amount of Units (other than Eligible Units) received by the Partnership during such month pursuant to the Unit Redemption Program plus (iii) the Excess Operating Cash Flow (as defined below). In addition to the
Monthly Repurchase Amount for the applicable month, the Partnership will offer to repurchase any Monthly Repurchase
Amounts from prior months that have not yet been repurchased. The repurchase price per Eligible Unit for each repurchase from the SP Investors will be the NAV per Eligible Unit as of the Repurchase Date, as determined in accordance with the
Partnership’s valuation policy. This Unit repurchase arrangement is not subject to any time limit and will continue until the
Partnership has repurchased all Eligible Units. As of March 31, 2026 and December 31, 2025, 5,739,687 and 6,529,108 Class X
Units were held by the SP Investors, respectively.
“Excess Operating Cash Flow” means, for any given quarter, the Partnership’s net cash provided by operating activities, if any, less any amount of such cash used, or designated for use, to pay distributions to Unitholders.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Partnership has fourteen classes of limited partnership units (the “Units”): Class A-1a, Class A-1b, Class A-1c, Class
D-1, Class D-2, Class F-1, Class F-2, Class F-3, Class F-4, Class I-1, Class I-2, Class S-1, Class S-2, and Class X (each a “Unit
Class” or a “Class”). The purchase price per Unit of each Class is equal to the transactional NAV per Unit (i.e., the price at which transactions in the Partnership’s Units are made) for such Class as of the last calendar day of the immediately preceding month. Before the Partnership had determined its first transactional NAV, the subscription price for Units was $25.00 per Unit plus applicable Subscription Fees. The Partnership will only accept subscriptions as of the first business day of each month (a
“Subscription Date”), unless the General Partner determines otherwise. There are variations between these Unit Classes including Subscription Fees, Servicing Fees, Management Fees and minimum investment limits.
On December 31, 2024, the General Partner invested $1,000 for no Units as its initial capital. As of March 31, 2026 and
March 31, 2025, there were 29,110,171 Units and no Units outstanding, respectively.
The following tables present transactions in the Units during the three months ended March 31, 2026:

	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X	Total
Units Outstanding as of December 31, 2025	14,216,531	1,722,867	1,163,964	179,183	517,477	6,772,578	24,572,600
Units issued during the period	4,229,046	324,276	55,844	673	373,653	343,500	5,326,992
Redemption of Units	—	—	—	—	—	(789,421)	(789,421)
Units Outstanding as of March 31, 2026	18,445,577	2,047,143	1,219,808	179,856	891,130	6,326,657	29,110,171
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
The following table presents our distributions that were paid and/or payable for each Class of its Units for the three months ended March 31, 2026:

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Class of Units	Net Distribution per Unit
Class A-1a	$0.3449
Class A-1b	$0.3711
Class A-1c	$0.4000
Class F-1	$0.4000
Class I-1	$0.4000
Class X	$0.4000
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
Note 7. Commitments and Contingencies
Pursuant to the Investment Advisory Agreement, the Investment Advisor may, in its discretion, advance all or a portion of the Partnership Expenses (excluding organizational and offering expenses) to be borne by the Partnership and the appropriately apportioned expenses relating to the Partnership’s portfolio companies, the Feeder Fund, Parallel Partnerships and/or Intermediate Entities to the extent not paid by such portfolio companies, the Feeder Fund, Parallel Partnerships and/or
Intermediate Entities, in each case as determined pursuant to the terms of the Partnership Agreement (collectively, “Initial
Partnership Expenses Support”) through the second anniversary of the Initial Closing Date. The Partnership will reimburse the
Investment Advisor for such advanced Initial Partnership Expenses Support when and if requested by the Investment Advisor by no later than the date that is sixty (60) months after the second anniversary of the Initial Closing Date, and such reimbursement may be non-ratable in any month when the Investment Advisor requests reimbursement of a non-ratable amount. The Investment Advisor will determine the portion of Initial Partnership Expenses Support that is attributable to the
Partnership or any portfolio entity, Feeder Fund, Parallel Partnership and/or Intermediate Entity in its sole discretion.
The Investment Advisor will advance all of the Partnership’s organizational and offering expenses on the Partnership’s behalf (other than Subscription Fees and Servicing Fees) through the second anniversary of Initial Closing Date. The
Partnership will reimburse the Investment Advisor for such advanced expenses when and if requested by the Investment
Advisor over the sixty (60) months following the second anniversary of the Initial Closing Date, and such reimbursement may be non-ratable in any month when the Investment Advisor requests reimbursement of a non-ratable amount. As of March 31,
2026 and December 31, 2025, $12,642,390 and $10,576,861 was payable to the Investment Advisor, respectively.
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
Note 8. Financial Highlights
The following financial highlights for the three months ended March 31, 2026 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2026(a)
	Class-A-1a	Class-A-1b	Class-A-1c	Class-F-1	Class-I-1	Class-X
Per Unit Data
Net asset value, beginning of period	$29.26	$29.82	$30.37	$30.37	$30.67	$31.20
Proceeds from Units issued	—	—	—	—	—	—
Distributions to Unitholders	(0.21)	(0.22)	(0.24)	(0.24)	(0.24)	(0.24)
Consideration from the issuance of Units(b)	0.33	0.17	0.01	—	0.11	0.03
Repurchase of Class X Units held by SP Investors	—	—	—	—	—	(0.06)
Servicing fees	(0.31)	(0.12)	—	—	—	—
Net investment income/(loss)	(0.08)	(0.02)	0.04	0.06	(0.03)	0.30
Net change in realized and unrealized gain/(loss) on investments	1.19	1.14	1.16	1.15	1.10	1.14
Net increase/(decrease) in net assets resulting from operations	1.11	1.12	1.20	1.21	1.07	1.44
Net increase/(decrease) in net assets	0.92	0.95	0.97	0.97	0.94	1.17
Net asset value, end of period	$30.18	$30.77	$31.34	$31.34	$31.61	$32.37
Units outstanding, end of period	18,445,577	2,047,143	1,219,808	179,856	891,130	6,326,657
Total return based on change in net asset value(c)	3.86%	3.93%	3.99%	4.00%	3.86%	4.50%

Ratios to weighted-average net assets (non-annualized)
Expenses without waivers/offsets(d)	(1.41)%	(1.21)%	(1.14)%	(0.82)%	(1.31)%	(0.19)%
Expenses and management fees waivers/ offsets(d)	0.24%	0.24%	0.24%	0.24%	0.26%	—%
Total net expenses	(1.17)%	(0.97)%	(0.90)%	(0.58)%	(1.05)%	(0.19)%
Accrued performance participation allocation	(0.65)%	(0.65)%	(0.63)%	(0.63)%	(0.69)%	—%

Net investment income/(loss)	(0.28)%	(0.08)%	0.14%	0.20%	(0.10)%	0.95%
(a)  Amounts may not add due to rounding.
(b)  Amounts include the Issuance of Units for performance participation allocation, and distributions reinvested.
(c)  Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Partnership’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit. Total return does not include upfront transaction fees, if any, and it is non-annualized.
(d) Expense ratio includes Management Fees, Performance Participation Allocation, Organizational Expenses, Professional Fees, Deferred Offering Costs
Amortization, Administration Fees, Interest on Servicing fee payable (for relevant classes) and Other.
Note 9. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the consolidated financial statements, except as noted below.
Partial Repurchase of Class X Units
Stonepeak Investment Holdings II LP received an offer for a partial repurchase of $50,000,000 of its ownership in Class
X Units. The offer was accepted in April 2026. The number of Units repurchased is 1,519,240 equal to the repurchase amount divided by the NAV per Unit as of March 31, 2026.
Third Amended and Restated Limited Partnership Agreement

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 4, 2026, the General Partner entered into the Third Amended and Restated Limited Partnership Agreement of
the Partnership, to (i) authorize the General Partner to cause the Partnership to issue Units designated as Class Z - Series D-2
Units, Class Z - Series I-2 Units and Class Z - Series S-2 Units, and cancel Class D-2 Units, Class I-2 Units and Class S-2
Units, each of which have not been issued and (ii) make certain related changes and incorporate other administrative updates.
Second Amended and Restated Investment Advisory Agreement
On May 4, 2026, the Partnership entered into that certain Second Amended and Restated Investment Advisory
Agreement (the “A&R Investment Advisory Agreement”) with the Investment Advisor, to make certain changes relating to the
Units issued with respect to classes or series of classes and to clarify that management fees shall be calculated and paid with respect to each class, or each series of a class, of Units.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Assets and Liabilities (Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Affiliated investments at fair value (Cost $1,079,960,654 as of March 31, 2026; $992,769,317 as of December 31, 2025)	$1,251,396,312	$1,140,441,518
Debt investments at fair value Cost $35,813,895 as of March 31, 2026 $11,738,262 as of December 31, 2025)	35,606,989	12,166,834
Cash and cash equivalent	72,407,205	36,361,729
Derivative assets at fair value	7,017,527	2,362,085
Deferred financing costs	1,961,921	1,767,008
Other asset	485,000	—
Interest receivable	464,121	429,690
Deferred tax asset	5,703	4,364
Total Assets	$1,369,344,778	$1,193,533,228

Liabilities
Distribution payable	7,441,720	4,132,814
Due to affiliate	4,667,804	2,915,456
Deferred tax liability	4,101,211	2,750,796
Accounts payable & accrued expenses	1,418,620	2,125,719
Derivative liabilities at fair value	1,182,028	1,270,032
Credit facility payable	—	80,000,000
Total Liabilities	$18,811,383	$93,194,817

Commitments and contingencies (See Note 7)

Net Assets	1,350,533,395	1,100,338,411

Net Assets
Limited partners interest	1,349,282,810	1,099,127,798
General partner's interest	671,003	642,516
Non-controlling interests in consolidated entities	579,582	568,097
Total Net Assets	$1,350,533,395	$1,100,338,411
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2026
Income
Interest income	$13,421,368
Dividend income	789,991
Total income	14,211,359
Operating expenses
Interest expense	940,990
Professional fees	928,914
Amortization of credit facility fees	550,566
Other expense	365,264
Transaction costs	87,582
Organizational costs	15,158
Total operating expenses	2,888,474
Net investment income/(loss) before income taxes	11,322,885
Provision for income taxes on net investment income	12,505
Net investment income/(loss)	11,310,380
Net realized and unrealized gain/(loss) on investments and derivative instruments
Net change in unrealized gain/(loss) on investments	40,367,643
Provision for income taxes	(1,349,076)
Net change in unrealized gain on derivative/(loss) instruments	4,743,446
Net realized and unrealized gain/(loss) on investments	43,762,013
Net increase/(decrease) in net assets resulting from operations after income taxes	55,072,393
Less: net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	11,485
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$55,060,908
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)

	Three Months Ended March 31, 2026
	Limited Partners Interest	General Partner’s Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets
Balance at December 31, 2025	$1,099,127,798	$642,516	$568,097	$1,100,338,411
Proceeds from Contributions	225,986,912	—	—	225,986,912
Distributions reinvested	1,620,581	—	—	1,620,581
Distributions to Partners	(32,484,902)	—	—	(32,484,902)
Net investment income/(loss)	11,304,854	5,998	(472)	11,310,380
Net realized gain/(loss) on investments	—	—	—	—
Net change in unrealized gain/(loss) on investments	45,075,990	23,142	11,957	45,111,089
Provision for (benefit from) income taxes on net unrealized gain on investments	(1,348,423)	(653)	—	(1,349,076)
Balance at March 31, 2026	$1,349,282,810	$671,003	$579,582	$1,350,533,395
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2026
Operating activities
Net increase in net assets resulting from operations	$55,072,393
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchase of investments	(82,820,315)
Net change in unrealized (gain)/loss investments	(40,367,643)
Amortization of effective interest on affiliated investments	(12,657,099)
Net change in unrealized (gain)/loss on derivative instruments	(4,743,446)
Proceeds from investments	1,450,108
Amortization of credit facility fees	550,566
Changes in assets and liabilities
Due to affiliate	1,752,348
Deferred tax liabilities	1,350,415
Deferred tax asset	(1,339)
Interest receivable	(34,431)
Other asset	(485,000)
Accounts payable and accrued expenses	(707,099)
Net cash used in operating activities	$(81,640,542)

Financing activities
Proceeds from contributions	225,986,912
Proceed from borrowings on credit facility	25,525,741
Deferred financing costs	(745,479)
Distributions to Partners	(27,555,415)
Repayments of credit facility	(105,525,741)
Net cash provided by financing activities	$117,686,018

Cash and cash equivalent
Net increase/(decrease) in cash and cash equivalent	36,045,476
Cash and cash equivalent, beginning of period	36,361,729
Cash and cash equivalent, end of period	$72,407,205

Supplemental disclosure of cash flows information
Credit Facility interest paid	$1,155,765

Supplemental disclosure of non-cash financing activities
Distributions reinvested	$1,620,581
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 APAC is defined as Asia Pacific.
2 EMEA is defined as Europe, Middle East and Africa.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)

	March 31, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787,306	$46,169,977	3.4%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,514,754	16,214,247	1.2%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	22,170,642	24,233,404	1.8%
Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	43,734,252	62,743,738	4.7%
Other Affiliated Investee Funds Investments	Various	Energy	Various	46,744,502	49,861,825	3.7%
Stonepeak Midband (Co-Invest) Holdings LP(e)	LP Interest	Digital Infrastructure	APAC[1]	93,000,000	106,715,584	7.9%
Stonepeak Efesto Infrastructure Fund SCSp(d)	LP Interest	Transport & Logistics	EMEA[2]	150,000,000	162,650,854	12.0%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(c)	LP Interest	Digital Infrastructure	North America	59,577,690	119,719,098	8.9%
Total Affiliated Investee Funds				$463,529,146	$588,308,727	43.6%

Other Affiliated Investments
Stonepeak Cubist Holdings Pte. Limited(f)	LLC Interest	Digital Infrastructure	APAC	182,957,666	187,278,151	13.9%
Stonepeak Imagine Holdco Limited(g)	LLC Interest	Social Infrastructure	EMEA	194,000,000	213,518,510	15.8%
Stonepeak Node Infrastructure Fund Holdings LP(h)	LP Interest	Transport & Logistics	EMEA	101,469,506	109,215,597	8.1%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,342,916	20,853,860	1.5%
Other Affiliated Investments - North America(i)	LP Interest	Various	North America	21,760,977	26,145,143	1.9%
Other Affiliated Investments - North America(j)	LP Interest	Energy	North America	14,038,636	14,038,636	1.0%
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	6,208,645	6,208,645	0.5%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	30,540,362	34,190,772	2.5%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	50,112,800	51,638,271	3.8%
Total Other Affiliated Investments				$616,431,508	$663,087,585	49.0%

Total Affiliated Investments				$1,079,960,654	$1,251,396,312	92.6%

Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	7,017,527	0.5%
Foreign Currency Contracts - Liabilities			n/a	$—	(1,182,028)	(0.1)%

Total Derivative Instruments				$—	$5,835,499	0.4%

Debt Investments
Other Debt Investments - APAC	Mezzanine Loan	Social Infrastructure	APAC	25,525,741	25,165,341	1.9%
Other Debt Investments - North America	Delayed Draw Term Loan	Diversified	North America	10,288,154	10,441,648	0.8%
Total Other Investments				$35,813,895	$35,606,989	2.7%

Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund- Agency			North America	72,188,085	72,188,085	5.4%
Cash held at Banks				219,120	219,120	—%
Total Cash and Cash Equivalent				$72,407,205	$72,407,205	5.4%

Total Investments and Cash and Cash Equivalent				$1,188,181,754	$1,365,246,005	101.1%
(a) The Master Aggregator holds an indirect interest of 51,626 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $74,253,743 and $20,579,215, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(b) The Master Aggregator holds an indirect interest of 32,810 units of Cologix Inc. The fair value of this interest allocable to the
Master Aggregator is $83,597,598.
(c) The Master Aggregator holds indirect interests of 31,546 D-1 units in DEA TopCo LP and 5,425 D-1 units in DEA TopCo II LP.
The fair value allocable to the Master Aggregator of these interests is $107,945,584 and $12,004,243, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(d) The Master Aggregator holds an indirect interest of 140,506 units in Forgital Group.
(e) The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master Aggregator is $106,715,584.
(f) The Master Aggregator holds indirect preferred equity, penny warrant, and strike warrant interests of 149 units, 4,517,223 units, and 1,129,343 units, respectively, in Princeton Digital Group Limited. The fair value of these interests allocable to the Master
Aggregator is $159,284,320, $27,257,814, and $736,017, respectively.
(g) The Master Aggregator holds an indirect equity interest in Inspired Education Holdings Limited.
(h) The Master Aggregator holds an indirect equity interest in IFCO Systems GmbH.
(i) Through certain other affiliated investments, the Master Aggregator holds an indirect interest in Stonepeak Partners Holdings LP,
Stonepeak GP Investors Holdings LP, and Stonepeak GP Investors Holdings (CYM) LP.
(j)  Certain other affiliated investments were funded using leverage; none of these investments are individually more than 5% of
NAV.

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787,305	$45,903,839	4.2%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,514,754	16,094,889	1.5%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	22,170,642	24,232,313	2.2%

Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	27,168,898	39,780,693	3.6%
Other Affiliated Investee Funds Investments	Various	Energy	Various	45,565,433	47,782,658	4.3%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(c)	LP Interest	Digital Infrastructure	APAC	31,549,921	62,188,298	5.7%
Stonepeak Efesto Infrastructure Fund SCSp(d)	LP Interest	Transport & Logistics	EMEA	150,000,000	155,984,996	14.2%
Stonepeak Midband (Co-Invest) Holdings LP(e)	LP Interest	Digital Infrastructure	North America	93,000,000	104,544,184	9.5%
Total Affiliated Investee Funds				$417,756,953	$496,511,870	45.2%

Other Affiliated Investments
Stonepeak Cubist Holdings Pte. Limited(f)	Convertible Loan	Digital Infrastructure	APAC	149,948,468	179,837,578	16.3%
Stonepeak Imagine Holdco Limited(g)	LLC Interest	Social Infrastructure	EMEA	194,000,000	219,861,618	20.0%
Stonepeak Node Infrastructure Fund Holdings LP(h)	LP Interest	Transport & Logistics	EMEA	101,469,506	102,401,272	9.3%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,342,916	21,409,332	1.9%
Other Affiliated Investments - North America(i)	LP Interest	Various	North America	21,760,977	26,145,143	2.4%
Other Affiliated Investments - North America	LP Interest	Energy	North America	9,008,964	9,008,964	0.8%
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	3,333,645	3,333,645	0.3%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	1,566,563	1,566,563	0.1%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	28,973,799	30,722,366	2.8%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	41,716,869	41,121,867	3.7%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	7,890,657	8,521,300	0.8%
Total Other Affiliated Investments				$575,012,364	$643,929,648	58.4%

Total Affiliated Investments				$992,769,317	$1,140,441,518	103.6%

Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	2,362,085	0.2%
Foreign Currency Contracts - Liabilities			n/a	—	(1,270,032)	(0.1)%
Total Derivative Instruments				$—	$1,092,053	0.1%

Debt Investments
Other Debt Investments	Delayed Draw Term Loan	Diversified	North America	11,738,262	12,166,834	1.1%
Total Other Investments				$11,738,262	$12,166,834	1.1%

Cash and Cash Equivalent
Money Market Fund

JPMorgan 100% U.S. Treasury Securities Money Market Fund-Agency	North America	36,361,729	36,361,729	3.3%
Cash held at Banks		—	—	—%
Total Cash and Cash Equivalent		$36,361,729	$36,361,729	3.3%

Total Investments and Cash and Cash Equivalent		$1,040,869,308	$1,190,062,134	108.2%
(a) The Master Aggregator holds an indirect interest of 51,626 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $74,253,743 and $20,579,215, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(b) The Master Aggregator holds an indirect interest of 32,810 units of Cologix Inc. The fair value of this interest allocable to the
Master Aggregator is $62,743,738.
(c) The Master Aggregator holds indirect interests of 31,546 D-1 units in DEA TopCo LP and 5,425 D-1 units in DEA TopCo II LP.
The fair value allocable to the Master Aggregator of these interests is $107,945,584 and $12,004,243, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(d) The Master Aggregator holds an indirect interest of 140,506 units in Forgital Group.
(e) The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master Aggregator is $104,544,184.
(f) The Master Aggregator holds indirect preferred equity, penny warrant, and strike warrant interests of 149 units, 4,517,223 units, and 1,129,343 units, respectively, in Princeton Digital Group Limited. The fair value of these interests allocable to the Master
Aggregator is $159,284,320, $27,257,814, and $736,017, respectively.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund Master Aggregator LP is a Cayman Islands exempted limited partnership formed on
December 31, 2024. Stonepeak-Plus Infrastructure Fund Master Aggregator LP with its consolidated subsidiaries collectively form the “Master Aggregator”. The Master Aggregator is governed by its Amended and Restated Exempted Limited
Partnership Agreement dated as of May 1, 2025 (as amended, restated and/or supplemented from time to time, the “Master
Aggregator Partnership Agreement”).
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) and Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF
(the “RAIF vehicle”) are the only limited partners ("Limited Partners”) in the Master Aggregator. As of March 31, 2026, the
Partnership and RAIF vehicle own 69.1% and 30.9%, respectively, of the Master Aggregator. The remaining interest of the
Master Aggregator is owned by the General Partner. Stonepeak-Plus Infrastructure Fund Associates (CYM) LP is the general partner (the “General Partner”) of the Master Aggregator and is vested with the overall responsibility for oversight of the
Master Aggregator.
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
Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at all of the Partnership, Feeder Fund, and Master Aggregator. For the three months ended March 31, 2026, the Master
Aggregator incurred an Administration Fee of $198,126, which has been included as Professional fees on the Condensed
Consolidated Statement of Operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Master Aggregator’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Master Aggregator’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of
Regulation S-X. The Condensed Statement of Assets and Liabilities as of December 31, 2025 was derived from the audited annual financial statements. The condensed consolidated financial statements as of and for the period ended March 31, 2026, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial
Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 (“ASC 946”). Accordingly, the
Master Aggregator reflects its investments on the Condensed Consolidated Statement of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net change in unrealized gain (loss) on investments on the Condensed Consolidated Statement of Operations. The functional currency of the Master
Aggregator is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation.
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
The Master Aggregator has a controlling financial interest in Stonepeak-Plus Infrastructure Fund (SG-A) Holdings Pte,
Limited (“SG-A”), Stonepeak-Plus Infrastructure Fund (SG-B) Holdings Pte, Limited (“SG-B”), Stonepeak-Plus Infrastructure
Fund Lower Fund III LP (“Lower Fund III”), Stonepeak-Plus Infrastructure Fund Lower Fund IV LP (“Lower Fund IV”),
which wholly owns the following three entities Hudson Market Opportunities Plus (CYM) LLC, Stonepeak-Plus Infrastructure
Fund Texas (Cayman) Aggregator LP, Stonepeak-Plus Infrastructure Fund (Earth) Feeder LP, Stonepeak-Plus Infrastructure
Fund Standing Intermediate Blocker LP (“Standing Intermediate”), which wholly owns Stonepeak-Plus Infrastructure Fund
Lower Fund V LP (“Lower Fund V”), Stonepeak-Plus Infrastructure Fund Aggregator I LP (“Aggregator I”), which wholly owns Stonepeak-Plus Infrastructure Fund Lower Fund I LP (“Lower Fund I”) and Stonepeak-Plus Infrastructure Fund Lower
Fund II LP (“Lower Fund II”, collectively with SG-A, SG-B, Lower Fund I, Lower Fund III, Lower Fund IV, and Lower Fund
V, the “Consolidated Entities”), and as a result these entities are consolidated for reporting purposes. All intercompany balances have been eliminated in consolidation.
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
The Master Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Master Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized and Unrealized Gain/(Loss) on Investments and
Derivative Instruments on the Condensed Consolidated Statement of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain/(Loss)
on Derivative Instruments on the Condensed Consolidated Statement of Operations.
The Master Aggregator maintains master netting agreements with all of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of March 31, 2026. Further, there have been no financial instruments or cash pledged or received as collateral as of March 31, 2026.
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
Income Recognition
The Master Aggregator recognizes interest income from private investments when earned. The Master Aggregator recognizes dividend income from investments when earned. In the case of proceeds received from investments, the General

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Partner determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Master Aggregator and the cost of legal services and other fees pertaining to the Master Aggregator’s organization. These costs are expensed as incurred. For the three months ended March 31, 2026, the Master Aggregator incurred organization expenses of $15,158, which has been recorded as an expense on the Condensed Consolidated Statement of Operations. As of March 31, 2026, total organization expenses of
$210,455 and $7,956 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the
Condensed Consolidated Statements of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three months ended March 31, 2026, the Master Aggregator incurred professional fees of $928,914. As of
March 31, 2026, total professional fees of $3,336,579 and $1,051,705 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related credit facility agreement. As of March 31, 2026, the
Master Aggregator had deferred financing costs of $1,961,921 and amortized credit facility fees of $550,566 in the Condensed
Consolidated Statements of Assets and Liabilities and Consolidated Statements of Operations, respectively. As of December 31,
2025, the Master Aggregator had deferred financing costs of $1,767,008 and amortized credit facility fees of $525,327 in the
Consolidated Statement of Assets and Liabilities and Consolidated Statement of Operations, respectively.
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
As of March 31, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries. The Master Aggregator consolidates certain wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes. For the three months ended March 31, 2026, the Master Aggregator had a deferred tax asset of $5,703 and a deferred tax liability of $4,101,211 in the Condensed
Consolidated Statements of Assets and Liabilities. The deferred tax liability relates to federal and state and local income taxes on unrealized gains and losses on certain investments.
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
Uncertain Tax Positions
The Master Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
than not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Master Aggregator reevaluates its tax positions each period in which new information becomes available. The Master Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Consolidated Statements of Operations.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Master Aggregator’s investments by the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$219,120	$—	$—	$—	$219,120
Money market fund	72,188,085	—	—	—	72,188,085
Total cash and cash equivalent	72,407,205	—	—	—	72,407,205
Investments
Affiliated investee funds	—	—	—	588,308,727	588,308,727
Other affiliated investments	—	—	636,942,442	26,145,143	663,087,585
Debt investments	—	—	35,606,989	—	35,606,989
Total investments	—	—	672,549,431	614,453,870	1,287,003,301
Derivative assets	—	7,017,527	—	—	7,017,527
Total cash and cash equivalent and investments	$72,407,205	$7,017,527	$672,549,431	$614,453,870	$1,366,428,033
Liabilities
Derivative liabilities	$—	$(1,182,028)	$—	$—	$(1,182,028)

	As of December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$—	$—	$—	$—	$—
Money market fund	36,361,729	—	—	—	36,361,729
Total cash and cash equivalent	36,361,729	—	—	—	36,361,729
Investments
Affiliated investee funds	—	—	—	496,511,870	496,511,870
Other affiliated investments	—	—	617,784,505	26,145,143	643,929,648
Debt investments	—	—	12,166,834	—	12,166,834
Total investments	—	—	629,951,339	522,657,013	1,152,608,352
Derivative assets	—	2,362,085	—	—	2,362,085
Total cash and cash equivalent and investments	$36,361,729	$2,362,085	$629,951,339	$522,657,013	$1,191,332,166
Liabilities
Derivative liabilities	$—	$(1,270,032)	$—	$—	$(1,270,032)
The Master Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of March 31, 2026, there were no equity securities subject to sales restrictions within the Master

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
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in
Level III of the fair value hierarchy as of March 31, 2026:

	Fair Value(1)	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average(6)	Impact to valuation from an increase in input
Financial assets
Other affiliated investments & debt investment
Other affiliated investments	$505,913,001	Discounted Cash Flow	Discount Rate	12.5%-22.4%	16.6%	Lower
			NTM EBITDA Exit Multiple(2)	7.5x-18.0x	16.5x	Higher
			NTM EBIT Exit Multiple(3)	17.0x	17.0x	Higher
			LTM EBITDA Exit Multiple(4)	7.7x	7.7x	Higher
			LQA EBITDA Exit Multiple(5)	22.5x	22.5x	Higher
			Exit Cap	6.5%	6.5%	Lower
Debt investment	10,441,648	Discounted Cash Flow	Discount Rate	8.8%	8.8%	Lower
Total Other Affiliated Investments and Debt Investment	$516,354,649
(1)  Not reflected in the table above are Level 3 investments that have been valued based upon recent transactions in the amount of $156,194,782.
(2)  NTM EBITDA Exit Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  NTM EBIT Exit Multiple represents EBIT annualized for the next twelve months from exit date.
(4)  LTM EBITDA Exit Multiple represents EBITDA for the last twelve months annualized from exit date.
(5)  LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
(6)  Inputs are weighted based on fair value of the investments included in the range.

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
For the three months ended March 31, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2026
	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$617,784,505	$12,166,834	$629,951,339
Purchases	11,522,381	25,525,741	37,048,122
Proceeds from investments	—	(1,755,730)	(1,755,730)
Change in unrealized gain/(loss) included in net assets	7,635,556	(329,856)	7,305,700
Balance, end of period	$636,942,442	$35,606,989	$672,549,431

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$7,635,556	$(329,856)	$7,305,700
NAV as a Practical Expedient

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments. The exit timing of these investments is unknown as of March 31, 2026. Refer to the Condensed Consolidated Schedule of
Investments for the underlying investment held through these affiliated investee funds.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of March 31, 2026:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	46,169,977
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,214,247
SCF Cranberry (Co-Invest) Holdings VIII LP	—	24,233,404
Stonepeak Cologix Holdings LP	6,571,910	62,743,738
Stonepeak Global Renewables Fund LP	25,545,201	35,203,332
Stonepeak Global Renewables Fund (Lux) SCSp	10,626,028	14,658,493
Stonepeak Midband (Co-Invest) Holdings LP	—	106,715,584
Stonepeak Efesto Infrastructure Fund SCSp	—	162,650,854
Stonepeak Digital Edge (Co-Invest) Holdings III LP	422,310	119,719,098
Other Affiliated Investments	3,239,023	26,145,143
Total affiliated investee funds and other affiliated investments	$46,404,472	$614,453,870
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	45,903,839
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,094,889
SCF Cranberry (Co-Invest) Holdings VIII LP	—	24,232,313
Stonepeak Cologix Holdings LP	23,137,264	39,780,693
Stonepeak Global Renewables Fund LP	26,141,594	33,733,817
Stonepeak Global Renewables Fund (Lux) SCSp	10,874,525	14,048,841
Stonepeak Midband (Co-Invest) Holdings LP	—	104,544,184
Stonepeak Efesto Infrastructure Fund SCSp	—	155,984,996
Stonepeak Digital Edge (Co-Invest) Holdings III LP	28,450,079	62,188,298
Other Affiliated Investments	3,239,023	26,145,143
Total affiliated investee funds and other affiliated investments	$91,842,485	$522,657,013

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Related Party Transactions
Due to Affiliate
The Master Aggregator's operating expenses are paid either by the Master Aggregator or by the Investment Advisor or its
related affiliates. As of March 31, 2026, an affiliate of the Investment Advisor has advanced total costs of $4,667,804 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Condensed
Consolidated Statements of Assets and Liabilities within Due to affiliate. As of December 31, 2025, an affiliate of the
Investment Advisor has advanced total costs of $2,915,456 all of which are subject to recoupment by the affiliate of the
Investment Advisor and have been recorded in the Consolidated Statement of Assets and Liabilities within Due to affiliate.
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
The tables below summarize the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	March 31, 2026
	Assets
	Notional	Fair Value
Derivative instruments
Foreign Currency Contracts (EUR)	€225,364,728	$6,256,107
Foreign Currency Contracts (GBP)	£3,994,116	$119,661
Foreign Currency Contracts (AUD)	A$25,332,397	$641,759
Total		$7,017,527

	March 31, 2026
	Liabilities
	Notional	Fair Value
Derivative instruments
Foreign Currency Contracts (EUR)	€4,509,380	$113,339
Foreign Currency Contracts (GBP)	£255,447	$2,799
Foreign Currency Contracts (AUD)	A$42,940,772	$1,065,890
Total		$1,182,028

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
Note 6. Borrowings
Credit Agreement
On July 16, 2025, the Master Aggregator entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $100 million subject to customary conditions. The available capacity under the Credit Agreement may be increased up to an amount agreed by the increasing lenders, and in certain cases, subject to the consent of the
Administrative Agent (as defined below), provided that the Master Aggregator maintains a loan to value ratio of not more than an amount set forth in the Credit Agreement. On November 17, 2025, the Master Aggregator entered into the first amendment of the Credit Agreement which increased the principal amount to $200 million subject to the same customary conditions as the original agreement. On March 20, 2026, the Master Aggregator entered into the second amendment of the Credit Agreement which increased the principal amount to $300 million subject to the same customary conditions as the original agreement.
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
As of March 31, 2026, there was no outstanding balance under the Credit Agreement. As of December 31, 2025, the total outstanding balance under the Credit Agreement was $80,000,000, and the carrying amount approximated fair value.
The aggregate remaining borrowing capacity available under the Credit Agreement at March 31, 2026 was
$300,000,000. The aggregate remaining borrowing capacity available under the Credit Agreement at December 31, 2025 was
$120,000,000. As of both March 31, 2026 and December 31, 2025, the Master Aggregator is in compliance with the debt covenants of the Credit Agreement.
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
Note 8. Commitments and Contingencies
Commitments
Pursuant to the A&R Investment Advisory Agreement effective March 30, 2026, the Investment Advisor agreed to advance organizational and offering expenses, other than Servicing Fees, on SP+ INFRA’s behalf through the second anniversary of the Initial Closing Date. As of March 31, 2026, the Investment Advisor and its affiliates have incurred organizational and offering expenses on the Master Aggregator’s behalf in the amount of $210,596 of which $210,455 related to organizational expenses and was expensed as incurred.
Conditional commitment allocation for SP+ INFRA will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
During the three months ended March 31, 2026, the Master Aggregator made a total of $72,723,309 in commitments to debt investments. During the twelve months ended December 31, 2025, the Master Aggregator made a total of $351,186,699 in commitments to affiliated investee funds and portfolio companies as well as a total of $330,000,000 to other affiliated
investments.As of March 31, 2026, the aggregate unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments and debt investments was $47,197,568. As of December 31,
2025, unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments was $91,842,485 and $150,051,532, respectively.
In addition to the borrowings made by the Master Aggregator, certain investments held by the Master Aggregator are indirectly exposed to debt obligations undertaken by entities through which the Master Aggregator is invested.
Stonepeak Imagine Bidco Limited (the “Company”) through Stonepeak Imagine Holdco Limited (the “Imagine
Borrower”) entered into a credit agreement (the “Imagine Credit Agreement”) for a €160,000,000 term loan with Kroll Agency
Services Limited, as agent, and the other lenders on November 23, 2024. The Imagine Borrower guaranteed the obligations and granted to the agent limited recourse security over all issued shares in the Company and over receivables under intercompany loans made to the Company to secure the obligations. As of March 31, 2026 and December 31, 2025, the outstanding amount of the term loan was €181,071,751 and €177,078,801, respectively. The value of the investment as recorded on the Partnership's
Condensed Consolidated Schedule of Investments is net of the debt allocable to the Partnership
The Intermediate Entities through which the Partnership indirectly invests in AppleCore LP entered into a credit agreement with MUFG Bank, Ltd, Société Générale, ING Capital LLC, Mizuho Bank, Ltd., and Sumitomo Mitsui Banking
Corporation. The Intermediate Entities guaranteed the obligations and granted to the administrative agent a security interest in and lien upon substantially all of their assets, including their investment in AppleCore LP, to secure the obligations. The value of the investment as recorded on the Partnership's Condensed Consolidated Schedule of Investments is net of the debt allocable to the Partnership.
The Master Aggregator holds a 10.0% indirect interest in Stonepeak Tulia Lower Holdings LLC (the “Company”) and its
subsidiary, Stonepeak Tulia Holdings LLC (the “Tulia Borrower”). The Tulia Borrower entered into a credit agreement on July
22, 2025 for two credit facilities: a $240 million senior secured first lien term loan facility and a $21.9 million senior secured first lien letter of credit facility. The Master Aggregator and the Tulia Borrower granted the lender recourse via a first-priority pledge of substantially all of the assets and properties of the Tulia Borrower and a first-priority pledge of all the Master
Aggregator’s equity interests in the Tulia Borrower. As of March 31, 2026, the outstanding amount of the credit facilities was
$225.9 million.
Contingencies
The Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of both March 31, 2026 and December 31, 2025, the Master
Aggregator was not subject to any material litigation nor was the Master Aggregator aware of any material litigation threatened against it.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Indemnifications
In the normal course of business, the Master Aggregator enters into contracts that contain a variety of indemnification arrangements. However, the Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.
Note 9. Financial Highlights
The following operating expenses and net investment income/(loss) ratios for the three months ended March 31, 2026 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole.
The computation of such ratios based on the amount of operating expenses and net investment income/(loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Master
Aggregator.

Three Months Ended March 31, 2026
Total Return (Limited Partners)(1)(2)	4.3%

Ratio to average Limited Partners' Interests
Total operating expenses(2)	0.24%
Total net investment income/(loss)(3)	0.93%
(1)  Total return is calculated based on a time-weighted rate of return methodology and includes unrealized gains recognized from the purchase of investments from an affiliate of the Investment Advisor at a discount to fair value.
(2)  These metrics are not calculated on an annualized basis.
(3)  These metrics include the provision of tax and are not calculated on an annualized basis.
Note 10. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Part II. Item 1A. Risk Factors” in our Annual Report on Form
10-K for the year ended December 31, 2025. This discussion should be read in conjunction with the “Forward-Looking
Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Recent Developments
During the three months ended March 31, 2026, public markets have experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. To date there has been significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries, geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle
East, concerns regarding artificial intelligence disruption in certain sectors and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the
United States and internationally.
Third Amended and Restated Limited Partnership Agreement
On May 4, 2026, Stonepeak-Plus Infrastructure Fund Associates LP, the general partner of the Partnership (the “General
Partner”), entered into the Third Amended and Restated Limited Partnership Agreement of the Partnership (the “Amended
Partnership Agreement”), to (i) authorize the General Partner to cause the Partnership to issue Units designated as Class Z -
Series D-2 Units, Class Z - Series I-2 Units and Class Z - Series S-2 Units, and cancel Class D-2 Units, Class I-2 Units and

Class S-2 Units, each of which have not been issued, and (ii) make certain related changes and incorporate other administrative updates.
Second Amended and Restated Investment Advisory Agreement
On May 4, 2026, the Partnership entered into the Second Amended and Restated Investment Advisory Agreement (the
“Amended Investment Advisory Agreement”) with Stonepeak-Plus Infrastructure Fund Advisors LLC (the “Investment
Advisor”), which amended and restated the Amended and Restated Investment Advisory Agreement dated March 30, 2026. The
Amended Investment Advisory Agreement makes changes relating to Units issued with respect to classes or series of classes and to clarify that management fees shall be calculated and paid with respect to each class, or each series of a class, of Units.
Performance Summary
Since the Initial Closing Date, we have delivered positive performance across all classes in Stonepeak-Plus Infrastructure
Fund LP:

	March 31, 2026
Unit Class	Year to Date Total Return(a),(b)	Inception to Date Total Return(a), (b)
Class A-1a	4.0%	25.8%
Class A-1b	4.1%	26.1%
Class A-1c	4.2%	26.4%
Class F-1	4.2%	26.4%
Class I-1	4.0%	15.2%
Class X	4.7%	34.4%
(a)  Inception to date and year to date are unannualized returns. Inception is from May 2, 2025 (the “Initial Closing Date”).
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
A discussion of the results of operations for the three months ended March 31, 2026 is as follows:
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
Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three months ended March 31, 2026, the Partnership incurred organization expenses of $32,271, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of March 31, 2026, organization expenses amounting to $3,985,976 and $19,644 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed
Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025, the Partnership incurred organization expenses of $1,515,295.

Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three months ended March 31, 2026, the Partnership recognized amortization of offering costs in the amount of $966,961. As of
March 31, 2026, offering costs amounting to $1,553,564 and $138,822 are included within Due to affiliate and Deferred offering costs, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended
March 31, 2025, the Partnership incurred offering costs of $757,175.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three months ended March 31, 2026, the Partnership incurred professional fees of $1,159,963. As of March 31,
2026, total professional fees of $3,177,239 and $1,435,468 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended
March 31, 2025, the Partnership incurred professional fees of $530,588.
Unrealized Gain (Loss) on Investment in Master Aggregator
The Partnership generates income primarily from its investment in the Master Aggregator. The Partnership had an interest of 69.1% in the Master Aggregator as of March 31, 2026. For the three months ended March 31, 2026, the Master
Aggregator generated a Net Increase/(Decrease) in Net Assets Resulting from Operations after Income Taxes of $55,072,393.
This resulted in the Partnership recognizing a Net Change in Unrealized Gain/(Loss) on Investments in Master Aggregator of
$31,152,928 for the three months ended March 31, 2026. Key drivers of the results of operations of the Master Aggregator are discussed below.
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
For the three months ended March 31, 2026, the Master Aggregator’s Net Increase/(Decrease) in Net Assets Resulting
from Operations after Income Taxes of $55,072,393 was attributable to an increase of $40,367,643 in Net Realized and
Unrealized Gain/(Loss) on Investments which was due to an increase in unrealized appreciation during the three months ended
March 31, 2026 for the Master Aggregator.
Master Aggregator Net Investment Income/(Loss)
For the three months ended March 31, 2026, the Master Aggregator’s Net Investment Income/(Loss) was $11,310,380.
Master Aggregator Income
For the three months ended March 31, 2026, the Master Aggregator generated $14,211,359 in Total Income.
Master Aggregator Expenses
For the three months ended March 31, 2026, the Master Aggregator incurred $2,888,474 in Total Operating Expenses.
Liquidity and Capital Resources
For the three months ended March 31, 2026, the Partnership had Total Assets of $943,961,103, which was driven by investment activity and increase in fair value of the Master Aggregator. As of March 31, 2026, the Master Aggregator had Total
Assets of $1,369,344,778.
For the three months ended March 31, 2026, the Partnership had Total Liabilities of $47,250,827 which was driven by operational expenses for maintaining the Partnership as well as servicing fees payable and distribution payable in the amounts of $22,261,552 and $6,350,933,respectively. As of March 31, 2026, the Master Aggregator had Total Liabilities of

$18,811,383, which was driven by operational expenses for maintaining the Master Aggregator and distribution payable in the amount of $7,441,720.
We generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash is for (i) making alternative infrastructure and infrastructure related investments (including the repurchase of Class X Units issued in consideration of warehoused investments), (ii) the cost of operations (including the
Management Fee and Performance Participation Allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Unit Redemption Program (as described herein), and (v) cash distributions to the holders of our Units.
Cash Flows
As of March 31, 2026, the Partnership had $— in cash. During the three months ended March 31, 2026, net cash used in operating activities was $126,690,497, primarily driven by purchase of investments in the amount of $157,549,898.
As of March 31, 2026, the Master Aggregator had $72,407,205 in cash and cash equivalent. During the three months ended March 31, 2026, net cash used in operating activities was $81,640,542, primarily due to purchase of investments in the amount of $82,820,315.
As of March 31, 2026, cash, taken together with proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.
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

March 31, 2026
Components of the Partnership’s Transactional Net Asset Value
Investment in Affiliated Investments(1)	$941,072,178
Unit Repurchase	(50,000,000)
Accrued performance participation allocation	(4,016,784)
Other Liabilities	(2,459,305)
Accrued Unitholder Servicing Fees	(894,372)
Transactional Net Asset Value	$883,701,717
(1)  This represents the Transactional NAV for the Partnership's Affiliated Investments.

The Transactional NAV per Unit for each class of the Partnership as of March 31, 2026 was as follows:

	March 31, 2026
Unit Class	Transactional NAV Per Unit	Number of Units
Class A-1a	$31.82	18,445,577
Class A-1b	$31.86	2,047,143
Class A-1c	$31.89	1,219,808
Class F-1	$31.89	179,856
Class I-1	$32.15	891,130
Class X	$32.91	6,326,657
		29,110,171
The following table reconciles GAAP Net Asset Value to Partnership’s Transactional Net Asset Value:

March 31, 2026
GAAP Net Asset Value	$896,710,276
Adjustments
Unit Repurchase	(50,000,000)
Organizational and offering expenses and Initial Fund expenses	15,778,829
Servicing Fee	21,367,179
Non-Controlling Interests in Consolidated Entities	(154,567)
Transactional Net Asset Value	$883,701,717
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
The Partnership measures its investment in the Intermediate Entities at fair value using the net asset value of the
Intermediate Entities. The net asset value of the Intermediate Entities is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Intermediate Entities’ net asset value is not published or the basis for current transactions, (b) the Intermediate Entities are investment companies and (c) the net asset value of the Intermediate Entities are calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Master Aggregator are presented within Net change in unrealized gain/(loss) on investments in the Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2026, Servicing Fees of $5,656,291 was accrued.
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
Recent Accounting Pronouncements
For information regarding recent accounting developments and their impact on the Partnership and the Master
Aggregator, see “Note 2. Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial
Statements” of Stonepeak-Plus Infrastructure Fund LP and “Note 2. Summary of Significant Accounting Policies.” in the
“Notes to Condensed Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund Master Aggregator LP to our
condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.
Contractual Obligations
For contractual obligations and commitments extending beyond March 31, 2026, see Note 7 “Commitments and
Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund LP and
Note 6 “Borrowings” and Note 8 “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial
Statements” of Stonepeak-Plus Infrastructure Fund Master Aggregator LP in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. Our primary market risk exposure is the changes in fair values and interest rate risk with respect to our alternative infrastructure and infrastructure related investments.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
Unit Repurchases
There have been no redemptions of Units that are registered under Section 12 of the Exchange Act for the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Third Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	05/05/26
10.1	Second Amended and Restated Investment Advisory Agreement	8-K	000-56711	10.1	05/05/26
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Stonepeak-Plus Infrastructure Fund LP

Date: May 15, 2026	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Steve Mlynar
Steve Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)