Form 10-Q
period 2026-06-30
Stonepeak-Plus Infrastructure Fund LP
filed 2026-08-14
CIK 2045458

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
2
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, the registrant had the following limited partnership units outstanding: 21,743,531 units of Class Z - Series A-1a, 2,374,093 units of Class Z - Series A-1b, 1,264,236 units of Class Z - Series A-1c,
180,840 units of Class Z - Series F-1, 1,059,690 units of Class Z - Series I-1, 379,311 units of Class Z - Series I-2, 1,609 units of Class Z - Series S-1,  14,593 units of Class Z - Series S-2, 4,940,319 units of Class X and no units of Classes D-1, F-2, F-3, F-4, and Class Z - Series D-2, M-I, M-S.

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
•the term “Feeder Fund” refers to Stonepeak-Plus Infrastructure Fund (TE) LP, a Delaware limited partnership;
•the terms “Fund,” “we,” “us,” and “our” collectively refer to the Partnership, the Feeder Fund, the Master Aggregator and its consolidated subsidiaries and any Parallel Funds, as the context requires;
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
•the term “Other Stonepeak Accounts” refers to, as the context requires, individually and collectively, any of the following: other investment funds, vehicles, separate accounts and/
or other similar arrangements managed, advised or operated by the General Partner, the Investment Advisor and/or any of their respective affiliates (including, for the avoidance of doubt, the Lux Fund) (other than SP+ INFRA (as defined below) and its alternative vehicles), and any successors thereto, in each case including any parallel funds, feeder funds, alternative vehicles, co-investment vehicles, additional capital vehicles and other similar vehicles relating thereto and any vehicles established by the General Partner, the Investment
Advisor and/or any of their respective affiliates to exercise their side-by-side or other general partner investment rights as set forth in their respective governing documents;
•the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund in the
Master Aggregator or any other Intermediate Entity;
•the term “Partnership” refers to Stonepeak-Plus Infrastructure Fund LP, a Delaware limited partnership;
•the term “SP+ INFRA” refers to the Fund, together with any Parallel Funds, any Feeder Funds, the Aggregators, the Lower Funds and any other Intermediate Entities, collectively;
•the term “Stonepeak” refers collectively to Stonepeak Partners LP and its subsidiaries and affiliated entities; and
•the term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are nine classes of Units available to Fund investors: Class A-1a (“Class A-1a” or the
“Class A-1a Units”), Class A-1b (“Class A-1b” or the “Class A-1b Units”), Class A-1c (“Class A-1c” or the “Class A-1c Units”), Class F-1 (“Class F-1” or the “Class F-1
Units”), Class I-1 (“Class I-1” or the “Class I-1 Units”), Class Z - Series I-2 (“Class Z - Series I-2” or the “Class Z - Series I-2 Units”), Class S-1 (“Class S-1” or the “Class
S-1 Units”), Class Z - Series S-2 (“Class Z - Series S-2” or the “Class Z - Series S-2 Units”), and Class X (“Class X” or the “Class X Units”) (each a “Class”). Commencing
July 2026, Class Z - Series M-I (“Class Z - Series M-I” or the “Class Z - Series M-I Units”) and Class Z - Series M-S (“Class Z - Series M-S” or the “Class Z - Series M-S
Units”) are also available to Fund investors. Class D-1 (“Class D-1” or the “Class D-1 Units”), Class D-2 (“Class D-2” or the “Class D-2 Units”), Class F-2 (“Class F-2” or the

“Class F-2 Units”), Class F-3 (“Class F-3” or the “Class F-3 Units”), Class F-4 (“Class F-4” or the “Class F-4 Units”), Class I-2 (“Class I-2” or the “Class I-2 Units”), and Class
S-2 (“Class S-2” or the “Class S-2 Units”) were registered and not offered any longer as of July 28, 2026.
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
This Quarterly Report on Form 10-Q does not constitute an offer of any interests in SP+ INFRA or any Other Stonepeak Accounts.

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

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	As of
	June 30, 2026	December 31, 2025
Assets
Affiliated investments at fair value (Cost $886,668 as of June 30, 2026; $688,037 as of December 31, 2025)	$1,046,573	$774,863
Distribution receivable from affiliated investments	8,160	3,903
Due from Unitholders	1,040	—
Prepaid expenses	70	90
Deferred offering costs	—	483
Total Assets	$1,055,843	$779,339

Liabilities
Servicing fee payable	$26,582	$16,606
Due to affiliate	13,472	10,577
Distribution payable	7,319	3,562
Accrued performance participation allocation	5,375	10,825
Accounts payable and accrued expenses	2,366	1,911
Redemptions payable	1,278	—
Management fee payable	53	371
Total Liabilities	56,445	43,852

Commitments and contingencies (See Note 7)

Net Assets	999,398	735,487

Net Assets are comprised of
Limited Partnership Unit - Class A-1a Units, unlimited Units authorized, 21,298,736 Units issued and outstanding ($31.26 NAV per Unit) as of June 30, 2026; 14,216,531 Units issued and outstanding ($29.26 NAV per Unit) as of December 31, 2025	665,745	415,998
Limited Partnership Unit - Class A-1b Units, unlimited Units authorized, 2,374,093 Units issued and outstanding ($31.86 NAV per Unit) as of June 30, 2026; 1,722,867 Units issued and outstanding ($29.82 NAV per Unit) as of December 31, 2025	75,650	51,377

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	As of
	June 30, 2026	December 31, 2025
Limited Partnership Unit - Class A-1c Units, unlimited Units authorized, 1,260,072 Units issued and outstanding ($32.45 NAV per Unit) as of June 30, 2026; 1,163,964 Units issued and outstanding ($30.37 NAV per Unit) as of December 31, 2025	40,902	35,345
Limited Partnership Unit - Class F-1 Units, unlimited Units authorized, 180,840 Units issued and outstanding ($32.46 NAV per Unit) as of June 30, 2026; 179,183 Units issued and outstanding ($30.37 NAV per Unit) as of December 31, 2025	5,871	5,441
Limited Partnership Unit - Class I-1 Units, unlimited Units authorized, 1,059,690 Units issued and outstanding ($32.67 NAV per Unit) as of June 30, 2026; 517,477 Units issued and outstanding ($30.67 NAV per Unit) as of December 31, 2025	34,614	15,868
Limited Partnership Unit - Class Z - Series I-2 Units, unlimited Units authorized, 301,083 Units issued and outstanding ($33.48 NAV per Unit) as of June 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	10,077	—
Limited Partnership Unit - Class S-1 Units, unlimited Units authorized, 1,609 Units issued and outstanding ($31.39 NAV per Unit) as of June 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	51	—
Limited Partnership Unit - Class Z - Series S-2 Units, unlimited Units authorized, 2,982 Units issued and outstanding ($31.46 NAV per Unit) as of June 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	94	—
Limited Partnership Unit - Class X Units, unlimited Units authorized, 4,933,752 Units issued and outstanding ($33.69 NAV per Unit) as of June 30, 2026; 6,772,578 Units issued and outstanding ($31.20 NAV per Unit) as of December 31, 2025	166,249	211,301
Non-Controlling Interests in Consolidated Entities	145	157
Total Net Assets	$999,398	$735,487
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Distribution income from affiliates	$8,199	$—	$15,193	$—
Total income	8,199	—	15,193	—
Operating expenses
Performance participation allocation	$5,375	$3,743	$9,392	$3,743
Management fee, gross	1,921	229	3,418	229
Professional fees	820	817	1,980	1,348
Amortization of offering costs	769	216	1,329	216
Net accretion of interest on servicing fee payable	652	72	1,196	72
Other fees	761	190	958	333
Organization costs	63	2,232	95	3,747
Total operating expenses	10,361	7,499	18,368	9,688
Management fee offset	(1,867)	(108)	(3,365)	(108)
Net operating expenses	8,494	7,391	15,003	9,580
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 5)	—	—	—	2,744
Net investment income/(loss)	(295)	(7,391)	190	(12,324)
Net realized and change in unrealized gain/(loss) on investments
Net change in unrealized gain/(loss) on investments	41,954	29,806	73,080	29,806
Net realized and change in unrealized gain/(loss) on investments	41,954	29,806	73,080	29,806
Net increase/(decrease) in net assets resulting from operations	41,659	22,415	73,270	17,482
Less: net increase/(decrease) in net assets resulting from operations attributable to non- controlling interests in consolidated entities	(10)	7	(12)	7
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund LP	$41,669	$22,408	$73,282	$17,475
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class Z - Series I-2	Class S-1	Class Z - Series S-2	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at March 31, 2026	$556,776	$62,992	$38,227	$5,636	$28,167	$—	$—	$—	$204,756	$—	$155	$896,709
Net investment income/(loss)	(1,653)	(162)	2	2	(205)	(141)	(1)	(2)	1,866	—	(1)	(295)
Proceeds from Units issued	89,868	10,050	1,280	—	5,203	10,072	53	100	50	—	—	116,676
Issuance of Units for performance participation allocation	—	—	—	—	—	—	—	—	4,018	—	—	4,018
Distributions reinvested	2,618	367	13	32	156	—	—	—	91	—	—	3,277
Redemption of Units	(1,278)	—	—	—	—	—	—	—	(50,000)	—	—	(51,278)
Distributions to Unitholders	(4,753)	(572)	(327)	(47)	(297)	(78)	—	(1)	(1,283)	—	—	(7,358)
Servicing fees	(4,068)	(228)	—	—	—	—	(3)	(6)	—	—	—	(4,305)
Net change in unrealized gain/(loss) on investments	29,733	3,292	1,604	226	1,586	366	3	4	5,149	—	(9)	41,954
Reallocation of net assets	(1,498)	(89)	103	22	4	(142)	(1)	(1)	1,602	—	—	—
Balance at June 30, 2026	$665,745	$75,650	$40,902	$5,871	$34,614	$10,077	$51	$94	$166,249	$—	$145	$999,398

Balance at March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(4,932)	$—	$(4,932)
Net investment income/(loss)	(9,184)	(1,496)	(1,278)	(195)	—	—	—	—	(170)	4,933	(1)	(7,391)
Proceeds from Units issued	214,115	35,000	30,000	4,585	—	—	—	—	5,784	(1)	100	289,583
Servicing fees	(7,970)	(651)	—	—	—	—	—	—	—	—	—	(8,621)
Net change in unrealized gain/(loss) on investments	21,958	3,589	3,077	470	—	—	—	—	704	—	8	29,806
Balance at June 30, 2025	$218,919	$36,442	$31,799	$4,860	$—	$—	$—	$—	$6,318	$—	$107	$298,445
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class Z - Series I-2	Class S-1	Class Z - Series S-2	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at December 31, 2025	$415,998	$51,377	$35,345	$5,441	$15,868	$—	$—	$—	$211,301	$—	$157	$735,487
Net investment income/(loss)	(3,036)	(206)	52	14	(227)	(141)	(1)	(2)	3,739	—	(2)	190
Proceeds from Units issued	220,428	20,050	3,025	—	16,828	10,072	53	100	100	—	—	270,656
Issuance of Units for performance participation allocation	—	—	—	—	—	—	—	—	14,841	—	—	14,841
Distributions reinvested	3,970	558	13	52	207	—	—	—	95	—	—	4,895
Redemption of Units	(1,278)	—	—	—	—	—	—	—	(75,000)	—	—	(76,278)
Distributions to Unitholders	(8,580)	(1,029)	(620)	(90)	(518)	(78)	—	(1)	(2,801)	—	—	(13,717)
Servicing fees	(9,307)	(440)	—	—	—	—	(3)	(6)	—	—	—	(9,756)
Net change in unrealized gain/(loss) on investments	49,048	5,429	2,984	432	2,452	366	3	4	12,372	—	(10)	73,080
Reallocation of net assets	(1,498)	(89)	103	22	4	(142)	(1)	(1)	1,602	—	—	—
Balance at June 30, 2026	$665,745	$75,650	$40,902	$5,871	$34,614	$10,077	$51	$94	$166,249	$—	$145	$999,398

Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Net investment income/(loss)	(9,184)	(1,496)	(1,278)	(195)	—	—	—	—	(170)	—	(1)	(12,324)
Proceeds from Units issued	214,115	35,000	30,000	4,585	—	—	—	—	5,784	(1)	100	289,583
Servicing fees	(7,970)	(651)	—	—	—	—	—	—	—	—	—	(8,621)
Net change in unrealized gain/(loss) on investments	21,958	3,589	3,077	470	—	—	—	—	704	—	8	29,806
Balance at June 30, 2025	$218,919	$36,442	$31,799	$4,860	$—	$—	$—	$—	$6,318	$—	$107	$298,445
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$73,270	$17,482
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchases of investments	(278,695)	(289,584)
Distribution received from affiliated investee funds	80,065	—
Net change in unrealized (gain)/loss on investments	(73,080)	(29,806)
Amortization of offering costs	1,329	216
Net accretion of interest on servicing fee payable	1,196	72
Changes in assets and liabilities
Distribution receivable from affiliated investments	(4,257)	—
Deferred offering costs	(845)	—
Prepaid expenses	20	—
Accrued performance participation allocation	9,392	3,743
Due to affiliate	2,895	7,425
Accounts payable and accrued expenses	454	748
Management fee payable	(318)	121
Net cash used in operating activities	$(188,574)	$(289,583)
Financing activities
Proceeds from Units issued	269,616	289,583
Redemption of Units	(75,000)	—
Distributions to Unitholders	(5,065)	—
Servicing fee paid	(977)	—
Net cash provided by financing activities	$188,574	$289,583
Cash
Net increase/(decrease) in cash	—	—
Cash, beginning of period	—	1
Cash, end of period	$—	$1

Supplemental disclosure of non-cash financing activities
Issuance of Units for performance participation allocation	$14,841	$—
Servicing fee payable	$9,756	$8,622
Distributions reinvested	$4,895	$—
Redemption payable	$1,278	$—
Due from Unitholders	$(1,040)	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 The Master Aggregator controls and consolidates this entity. Included in this interest is an indirect investment in Stonepeak Partners Holdings LP, Stonepeak GP Investors
Holdings LP, and Stonepeak GP Investors Holdings (CYM) LP.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	As of June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500	$3,693	0.4%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	882,997	1,041,585	104.2%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Various	Americas	1,171	1,295	0.1%
Total Affiliated Investments				$884,168	$1,042,880	104.3%
Total Investments				$886,668	$1,046,573	104.7%

	As of December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other Investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500	$3,958	0.5%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	684,689	769,971	104.7%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Communications	Americas	848	934	0.1%
Total Affiliated Investments				$685,537	$770,905	104.8%
Total Investments				$688,037	$774,863	105.3%
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) is a Delaware limited partnership which was formed on April 29, 2024. The Partnership is governed by its
Third Amended and Restated Limited Partnership Agreement dated as of May 4, 2026 (as amended, restated and/or supplemented from time to time, the “Partnership
Agreement”). The Partnership was initially formed under the name “Stonepeak Access Fund LP” and has changed its name pursuant to an amendment to the certificate of limited partnership of the Partnership, as filed in Delaware on October 15, 2024, to “Stonepeak-Plus Infrastructure Fund LP”. The Partnership is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). Stonepeak-Plus Infrastructure Fund Advisors LLC (the
“Investment Advisor”) is the investment advisor of the Partnership. The Investment Advisor is a registered investment advisor with the U.S. Securities and Exchange
Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) by virtue of being a relying adviser of one of its affiliates.
Stonepeak-Plus Infrastructure Fund (TE) LP (the “Feeder Fund”), a Delaware limited partnership, is a feeder vehicle for the Partnership. The Feeder Fund intends to invest all or substantially all of its assets in the Partnership. The Feeder Fund was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors. Stonepeak-Plus Infrastructure Fund Associates LP (the “General Partner”) may create one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Partnership in Stonepeak-Plus Infrastructure Fund Master Aggregator LP (the
“Master Aggregator”), a Cayman Islands exempted limited partnership, or any other Intermediate Entity (collectively, “Parallel Funds”) to accommodate legal, tax, regulatory, compliance, or certain other operational requirements which will generally co-invest (either directly or indirectly) in its investments with the Partnership on a pro rata basis. The General Partner may, in its sole discretion, cause the Partnership to hold certain investments directly or indirectly through (i) one or more corporations or (ii)
one or more limited liability companies or limited partnerships or other similar entities (each, a “Lower Fund” and together with any corporation, and including Stonepeak-
Plus Infrastructure Fund Aggregator I LP, the Master Aggregator and any other vehicle(s) used to aggregate the holdings of the Fund and any Parallel Funds, “Intermediate
Entities”). Overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Partnership’s Board of Directors
(the “Board of Directors” or “Board”).
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
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the “Administrator”), under which the
Administrator provides various accounting and administrative services to the Partnership. Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at the Partnership, Feeder Fund and Master Aggregator. For the three and six months ended June 30, 2026, the Partnership incurred an Administration Fee of $279 and $519, respectively, which has been included as Professional fees on the Condensed Consolidated Statements of Operations. For both the three and six months ended
June 30, 2025, the Partnership did not accrue an Administration Fee and the Master Aggregator accrued an Administration Fee of $118, which has been included as
Professional fees on the Condensed Consolidated Statements of Operations.
The Partnership conducts and expects to continue conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii)

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
qualified purchasers (as defined in the 1940 Act and rules thereunder). The Partnership is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which enables investors to gain exposure to private markets asset classes, such as infrastructure and real assets.
On July 8, 2026, the General Partner entered into the Fourth Amended and Restated Limited Partnership Agreement of the Partnership. For further information, see
Note 9. Subsequent Events.
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
The condensed consolidated financial statements as of and for the period ended June 30, 2026, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification
(“ASC”) Topic 946. The functional currency of the Partnership is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency.
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
The Partnership has a controlling financial interest in Stonepeak-Plus Infrastructure Fund Lower Fund VI-A LP (“Lower Fund VI-A”) which wholly owns Stonepeak-
Plus Infrastructure Fund Holdco A (CYM) LLC (“Holdco A,” collectively with Lower Fund VI-A, the “Consolidated Entities”), and as a result these entities are consolidated for reporting purposes. All intercompany balances have been eliminated in consolidation.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the
Partnership’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2026, the Partnership incurred organization expenses of $63 and $95, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of June 30, 2026, organization expenses amounting to $6,665 and $31 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of
Assets and Liabilities. For the three and six months ended June 30, 2025, the Partnership incurred organization expenses of $2,232 and $3,747, respectively. As of June 30,
2025, organization expenses amounting to $6,375 and $5 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed
Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three and six months ended June 30, 2026, the Partnership recognized amortization of offering costs in the amount of $769 and
$1,329, respectively. As of June 30, 2026, offering costs amounting to $1,698 and $598 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For both the three and six months ended June 30, 2025, the Partnership incurred offering costs of $216. As of June 30, 2025, offering costs amounting to $1,294 and $1,078 are included within Due to affiliate and Deferred offering costs, respectively, in the
Condensed Consolidated Statements of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and six months ended June
30, 2026, the Partnership incurred professional fees of $820 and $1,980, respectively. As of June 30, 2026, total professional fees of $4,099 and $1,465 are included within
Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Partnership incurred professional fees of $817 and $1,348, respectively. As of June 30, 2025, total professional fees of $605 and $743 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Income Taxes
The Partnership is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to U.S. federal income taxes, and is generally not directly subject to U.S. state income taxes. The Partnership is subject to the provisions of the Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes”. This
standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the condensed consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-
likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. The General Partner has analyzed the Partnership’s inventory of tax

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that there were no uncertain tax positions that require a provision for income tax in the Partnership’s condensed consolidated financial statements for both the three and six months ended June 30, 2026 and
2025. Interest and penalties assessed by the tax authorities would be recognized as expenses in the period in which they were incurred and are presented as other expenses in the Condensed Consolidated Statements of Operations. For both the three and six months ended June 30, 2026 and 2025, there were no income tax expenses and no interest and penalties were incurred.
As of June 30, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Note 3. Investment in the Master Aggregator
The Partnership recognizes distribution income when earned at the time of record date. The Partnership had a limited partner interest of 64.7% and 70.1% interest in the Master Aggregator as of June 30, 2026 and December 31, 2025, respectively. The remaining interest in the Master Aggregator is held by Stonepeak-Plus Infrastructure
Master Fund SCSp-RAIF and the General Partner. The Partnership’s interest in the Master Aggregator may result in the Partnership indirectly holding investments of the
Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Partnership.
Note 4. Investments and Fair Value Measurement
The following tables summarize the valuation of investments by the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated investee funds	—	—	—	1,042,880	1,042,880
Total investments	—	—	—	1,042,880	1,042,880
Other affiliated investments
Other investments	—	—	3,693	—	3,693
Total other affiliated investments	—	—	3,693	—	3,693
Total cash and investments	$—	$—	$3,693	$1,042,880	$1,046,573

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	As of December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated investee funds	—	—	—	770,905	770,905
Total investments	—	—	—	770,905	770,905
Other affiliated investments
Other investments	—	—	3,958	—	3,958
Total other affiliated investments	—	—	3,958	—	3,958
Total cash and investments	$—	$—	$3,958	$770,905	$774,863
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of
June 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Other affiliated Investments
Other investments	$3,693	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total other affiliated investments	$3,693
•LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of
December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial assets
Other affiliated investments
Other investments	$3,958	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total other affiliated investments	$3,958

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
•LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
For the three and six months ended June 30, 2026 and 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Three Months Ended June 30,
	2026	2025
	Other Affiliated Investments	Other Affiliated Investments
Balance, beginning of period	$3,925	$—
Purchases	—	3,269
Change in unrealized gain/(loss) included in net assets	(232)	245
Balance, end of period	$3,693	$3,514

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$(232)	$245

	Six Months Ended June 30,
	2026	2025
	Other Affiliated Investments	Other Affiliated Investments
Balance, beginning of period	$3,958	$—
Purchases	—	3,269
Change in unrealized gain/(loss) included in net assets	(265)	245
Balance, end of period	$3,693	$3,514

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$(265)	$245
NAV as a Practical Expedient
The Master Aggregator and Stonepeak-Plus Infrastructure Fund Aggregator I LP (together, “Affiliated Investee Funds”) were formed with the objectives of acquiring, holding, and disposing of investments.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of June 30, 2026:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$1,041,585
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$1,295
Total Affiliated Investee Funds	$—	$1,042,880

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$769,971
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$934
Total Affiliated Investee Funds	$—	$770,905
Note 5. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of June 30, 2026, an affiliate of the
Investment Advisor has advanced total costs of $13,472 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the
Condensed Consolidated Statements of Assets and Liabilities within Due to affiliate. As of December 31, 2025, an affiliate of the Investment Advisor had advanced total costs of $10,577 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated Statements of Assets and
Liabilities within Due to affiliate.
Affiliated Unitholders Ownership and Concentration
As of June 30, 2026, affiliated Unitholders collectively held approximately 4,220,448 Class X Units, representing approximately 85.5% of all outstanding Class X
Units and approximately 19.7% of the total Units outstanding of the Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 13.4% as of June 30, 2026. As of December 31, 2025, affiliated Unitholders collectively held approximately 6,529,108 Class X Units, representing approximately 96.4% of all outstanding Class X Units and approximately 26.6% of the total Units outstanding of the Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 27.7% as of December 31, 2025.
Investment Advisory Agreement
On May 4, 2026, the Partnership entered into an amended and restated investment advisory agreement with the Investment Advisor (as may be further amended and restated from time to time, the “Investment Advisory Agreement”). The Investment Advisor provides investment advisory services to the Partnership pursuant to the
Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Investment Advisor is responsible for monitoring and evaluating the
Partnership’s Investments, originating and recommending investment opportunities that are consistent with the investment objective and strategy of the Partnership, among other responsibilities.
Management Fee
In consideration for its investment management services, the Investment Advisor is entitled to receive a management fee (the “Management Fee”) with respect to each Class, or series of a Class, of Units payable by the Partnership directly or indirectly through an Intermediate Entity equal to the product of (x) the Applicable
Management Fee Percentage (as specified in the table below) with respect to such Class or such series of a Class of Units and (y) the month-end Net Asset Value attributable to such Class or such series of a Class of Units, payable monthly in arrears, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance
Participation Allocation, Unit redemptions (and pending redemptions), any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity through which the Partnership indirectly invests in an Investment (or any comparable entities of other investment vehicles managed by the Investment Advisor or its

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
affiliates in which the Partnership directly or indirectly participates) or taxes paid by any such entity during the applicable month. The Partnership and any Parallel Fund will each be obligated to pay its proportional share of the Management Fee with respect to each Class or series of a Class of Units.

Class	Applicable Management Fee Percentage
Class A-1a	0.875% per annum
Class A-1b	0.875% per annum
Class A-1c	0.875% per annum
Class F-1	0.875% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class I-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class Z - Series I-2	1.25% per annum
Class S-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class Z - Series S-2	1.25% per annum
Class X	—% per annum
The Investment Advisor may elect to receive the Management Fee in cash, Units in the respective Class or series of a Class and/or shares, interests or Units of
Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed by the Partnership at NAV at the Investment Advisor’s request and will not be subject to the volume limitations of the Unit Redemption Program (as defined below) or the early redemption deduction of the Unit Redemption Program.
Each Management Fee payment will, as determined in the General Partner’s sole discretion, either (i) result in a reduction of NAV of the applicable Class or series of a Class of Units to which such payment relates or (ii) result in a reduction in Units held by Unitholders of the applicable Class or series of a Class and the Partnership will make a payment in the form of cash or Units of an equivalent amount to the Investment Advisor, which, in the case of a cash payment, may be invested or reinvested, as applicable, by the Investment Advisor in whole or in part in Units and/or shares, interests or Units of Intermediate Entities.
Class X Units are not subject to the Management Fee.
The Management Fee payable by the Partnership with respect to each Class or series of a Class of Units shall be reduced by an amount (the “Reduction Amount”)
equal to 100% of the Partnership’s pro rata share of any fees earned by the Investment Advisor and its affiliates in connection with Investments and from the Partnership’s unconsummated transactions (“Other Fees”) allocable to the Units in such Class or such series of Class (net of reasonable out-of-pocket expenses incurred by the Investment
Advisor or its affiliates (and not otherwise reimbursed) during the immediately preceding monthly period in connection with the transaction out of which such fees arose
(but shall not be net of all other direct or administrative costs allocable to such fees), it being understood that the Investment Advisor or its affiliates may seek to have all such reasonable out-of-pocket expenses and costs reimbursed or paid by the Partnership in respect of which such expenses and costs are generated (which shall not be considered a fee for purposes of calculating the Reduction Amount)). In the event the Investment Advisor and its affiliates have paid any fees, costs and expenses incurred in connection with a proposed Investment that is not actually made or a proposed disposition which is not actually consummated (“Broken Deal Expenses”) allocable to Units in a relevant Class or series of a Class in lieu of having them paid by the Partnership, then the Reduction Amount with respect to such Class or such series of a Class for such monthly period will be decreased by the amount of such Broken Deal Expenses then or previously paid by the Investment Advisor and its affiliates with respect to such
Class or such series of a Class to the extent that such Broken Deal Expenses have not already been applied against the Reduction Amount. The Reduction Amount with respect to any Class or series of a Class for each monthly period shall be applied to reduce the Management Fee payable with respect to such Class or such series of a Class for such monthly period (but not to an amount below zero) and to the extent not so applied shall be carried forward for application against future installments of the
Management Fee with respect to such Class or such series of a Class until such Reduction Amount is fully utilized in reducing the Management Fee with respect to such
Class or such series of a Class. To the extent such excess Reduction Amount remains unapplied with respect to any Class or series of a Class upon either (i) the redemption

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
(or withdrawal) of all Units in such Class or such series of a Class or (ii) the Partnership’s final distribution of assets, the Investment Advisor or an affiliate thereof shall retain such unapplied amount.
During the three and six months ended June 30, 2026, the Partnership accrued gross Management Fees of $1,921 and $3,418, respectively. For the three and six months ended June 30, 2026, the Management Fee is net of $1,867 and $3,365, respectively, in management fee offset (the “Management Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For both the three and six months ended June 30, 2026, the net Management Fees were $54. During both the three and six months ended June 30, 2025, the Partnership accrued gross Management Fees of $229. For both the three and six months ended June 30, 2025, the Management Fee is net of $108, in management fee offset (the “Management Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For both the three and six months ended June 30, 2025, the net Management Fees were $121.
Partnership Agreement
The Partnership has entered into the Partnership Agreement with the General Partner. Under the terms of the Partnership Agreement, overall responsibility for the
Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Servicing Fee
Each of the Class A-1a Units, Class A-1b Units, Class D-1 Units, Class Z - Series D-2 Units, Class S-1 Units, and Class Z - Series S-2 Units bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class A-1a Units, 0.25% with respect to Class A-1b Units, Class D-1 Units and Class Z - Series D-2 Units, and 0.85% with respect to Class S-1 Units and Class Z - Series S-2 Units, of the NAV of such Class A-1a Units, Class A-1b Units, Class D-1
Units, Class Z - Series D-2 Units, Class S-1 Units and Class Z- Series S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and Unitholders are not billed separately for payment of the fees.
The Investment Advisor remits payment of the ongoing Servicing Fees on behalf of the Partnership and is reimbursed by the Partnership for such payments.
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest. The Partnership accrues the cost of the servicing fees over the estimated life of the Units, at present value at the time the Units are sold. Interest expense is accrued over the estimated life of the Units and recorded in the Condensed Consolidated Statements of Operations as accretion of interest on servicing fee payable. For the three and six months ended June 30, 2026, the net accretion of interest on servicing fee payable was $652 and $1,196, respectively, and as of June 30, 2026, the Servicing Fee Payable was $26,582. For both the three and six months ended June 30, 2025, the net accretion of interest on servicing fee payable was $72 and as of December 31, 2025, the servicing fee payable was $16,606.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
For the avoidance of doubt, if applicable, the calculation of Total Return will (A) include any appreciation or depreciation in the NAV of Units issued during the then-
current Reference Period, (B) treat certain taxes incurred (directly or indirectly) by the Partnership which relate to a Unitholder as part of the distributions accrued or paid on
Units and (C) exclude the proceeds from the initial issuance of such Units, where applicable, and any impact to Total Return solely caused by currency fluctuations and / or currency hedging activities and costs.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The Recipient may elect to receive the Performance Participation Allocation in cash, Units of the Partnership or any Parallel Fund and/or shares, Units or interests (as applicable) of Intermediate Entities (“Unit Allocation”). Such Units may be redeemed at the Recipient’s request and will be subject to the volume limitations of the
Partnership’s Unit Redemption Program but not the early redemption deduction of the Unit Redemption Program. As of June 30, 2026, the Recipient elected to receive
$14,841 of Performance Participation Allocation in 463,855 Class X Units. As of December 31, 2025, no such election was made.
For the three and six months ended June 30, 2026, the Partnership accrued $5,375 and $9,392 of Performance Participation Allocation, respectively. For both the three and six months ended June 30, 2025, the Partnership accrued $3,743 of Performance Participation Allocation.
Unit Redemption Program
The Partnership has implemented a Unit redemption program (the “Unit Redemption Program”) for all Units except certain Class X Units held by Stonepeak Partners
LP and its subsidiaries and affiliated entities (collectively, the “SP Investors”) pursuant to which it intends to allow redemptions of such Units, in each quarter, up to 5% of
Units outstanding (either by number of Units or aggregate NAV) as of the close of the previous calendar quarter. The General Partner may, in accordance with the
Partnership Agreement, cause the Partnership to allow redemptions of Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter. The Class X
Units held by SP Investors will not be subject to the Unit Redemption Program, including with respect to any redemption limits. The Partnership has adopted a separate arrangement to redeem Class X Units held by the SP Investors. Under the Unit Redemption Program, to the extent the Partnership receives requests to redeem Units in any calendar quarter, the General Partner will cause the Partnership to redeem Units using the NAV per unit as of the last calendar day of each calendar quarter, subject to the
Early Redemption Deduction, and as further described in the Partnership Agreement.
Any redemption request of Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the value of the applicable NAV of the Units being redeemed (the “Early Redemption Deduction”) for the benefit of the Partnership and the Unitholders, subject to certain exceptions.
The Investment Advisor may elect to receive the Management Fee in Units in lieu of cash payments. If the Management Fee is paid in Units, such Units will not be subject to the volume limitations of the Unit Redemption Program or the Early Redemption Deduction of the Unit Redemption Program. The General Partner or any other entity so designated by the General Partner may elect to receive the Performance Participation Allocation in Units in lieu of cash payments. If the Performance Participation
Allocation is paid in Units, such Units will be subject to the volume limitations of the Unit Redemption Program but not the Early Redemption Deduction of the Unit
Redemption Program.
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
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to cause the Partnership to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such calendar quarter will be redeemed on a pro-rata basis after the Partnership has redeemed all Units for which redemption has been requested due to death, qualifying disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Unitholders must resubmit their redemption request in the next quarterly redemption window. The Partnership has no obligation to redeem Units, including if the redemption would violate the restrictions on distributions under any applicable law or regulation. The limitations and restrictions described above may prevent the Partnership from accommodating all redemption requests made in any quarter.
Stonepeak Unit Repurchase Arrangement for Class X Units Held by SP Investors

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
In recognition of SP Investors’ supporting the Partnership’s initial and potential future acquisitions, the Partnership has adopted an arrangement to repurchase any
Class X Units acquired by SP Investors (the “Eligible Units”). On the last calendar day of each month (the “Repurchase Date”), the Partnership expects to offer to repurchase SP Investors’ Eligible Units having an aggregate NAV (the “Monthly Repurchase Amount”) up to (i) the net proceeds from new subscriptions for Units that the
Partnership receives in the offering of the Partnership’s Units (other than Eligible Units) for such month (which subscriptions will be accepted and effective on or after the first business day of the following month) less (ii) the aggregate redemption amount of Units (other than Eligible Units) received by the Partnership during such month pursuant to the Unit Redemption Program plus (iii) the Excess Operating Cash Flow (as defined below). In addition to the Monthly Repurchase Amount for the applicable month, the Partnership will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The repurchase price per Eligible
Unit for each repurchase from the SP Investors will be the NAV per Eligible Unit as of the Repurchase Date, as determined in accordance with the Partnership’s valuation policy. The Unit repurchase arrangement is not subject to any time limit and will continue until the Partnership has repurchased all Eligible Units. As of June 30, 2026 and
December 31, 2025, 4,220,448 and 6,529,108 Class X Units were held by the SP Investors, respectively.
“Excess Operating Cash Flow” means, for any given quarter, the Partnership’s net cash provided by operating activities, if any, less any amount of such cash used, or designated for use, to pay distributions to Unitholders.
Other than as described herein, the Unit repurchase arrangement for Eligible Units is not subject to the redemption limitations (including the 5% quarterly redemption limitation) of the Partnership’s Unit Redemption Program. Notwithstanding the foregoing, no repurchase offer will be made to SP Investors during any month in which (1)
the 5% quarterly redemption limitation of the Partnership’s Unit Redemption Program has been decreased or (2) the full amount of all Units requested to be redeemed under the Partnership’s Unit Redemption Program is not redeemed. Additionally, the Partnership may elect not to offer to repurchase Eligible Units from SP Investors, or may offer to repurchase less than the Monthly Repurchase Amount, if, in the Partnership’s judgment, the Partnership determines that offering to repurchase the full Monthly
Repurchase Amount would place an undue burden on the Partnership’s liquidity, adversely affect the Partnership’s operations or risk having an adverse impact on the
Partnership as a whole. Further, the General Partner may modify, suspend or terminate the Unit repurchase arrangement if it deems such action to be in the Partnership’s best interests and the best interests of the Partnership’s Unitholders. SP Investors will not request that Eligible Units be redeemed under the Partnership’s Unit Redemption
Program.
Reimbursable Expenses Previously Borne by An Affiliate of the Investment Advisor
During the year ended December 31, 2024, an affiliate of the Investment Advisor had advanced organizational costs and professional fees of $2,744, respectively. For the year ended December 31, 2025, the Partnership determined it was probable that they would commence operations and had in fact commenced operations thus incurring these previously advanced costs for a total of $2,744.
Note 6. Net Assets
The Partnership, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Class or series of a Class (as defined below).
The Partnership has fourteen classes or series of classes of limited partnership units (the “Units”): Class A-1a, Class A-1b, Class A-1c, Class D-1, Class Z - Series
D-2, Class F-1, Class F-2, Class F-3, Class F-4, Class I-1, Class Z - Series I-2, Class S-1, Class Z - Series S-2, and Class X (each a “Class” or a “series of a Class”). The purchase price per Unit of each Class or each series of a Class is equal to the transactional NAV per Unit (i.e., the price at which transactions in the Partnership’s Units are made) for such Class or such series of a Class as of the last calendar day of the immediately preceding month. Before the Partnership had determined its first transactional
NAV, the subscription price for Units was $25.00 per Unit plus applicable Subscription Fees. The Partnership will only accept subscriptions as of the first business day of each month (a “Subscription Date”), unless the General Partner determines otherwise. There are variations between these Classes or series of Classes including Subscription
Fees, Servicing Fees, Management Fees and minimum investment limits.
On December 31, 2024, the General Partner invested $1 for no Units as its initial capital. As of June 30, 2026 and June 30, 2025, there were 31,412,857 Units and
11,235,523 Units outstanding, respectively.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present transactions in the Units during the three and six months ended June 30, 2026 and 2025:

	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class-I-1	Class Z - Series I-2	Class-S-1	Class Z - Series S-2	Class X	Total
Units Outstanding as of March 31, 2026	18,445,577	2,047,143	1,219,808	179,856	891,130	—	—	—	6,326,657	29,110,171
Units issued during the period	2,891,958	326,950	40,264	984	168,560	301,083	1,609	2,982	126,334	3,860,724
Redemption of Units	(38,799)	—	—	—	—	—	—	—	(1,519,239)	(1,558,038)
Units Outstanding as of June 30, 2026	21,298,736	2,374,093	1,260,072	180,840	1,059,690	301,083	1,609	2,982	4,933,752	31,412,857

Units Outstanding as of March 31, 2025	—	—	—	—	—	—	—	—	—	—
Units issued during the period	8,307,405	1,357,958	1,163,964	177,892	—	—	—	—	228,304	11,235,523
Units Outstanding as of June 30, 2025	8,307,405	1,357,958	1,163,964	177,892	—	—	—	—	228,304	11,235,523

	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class Z - Series I-2	Class S-1	Class Z - Series S-2	Class X	Total
Units Outstanding as of December 31, 2025	14,216,531	1,722,867	1,163,964	179,183	517,477	—	—	—	6,772,578	24,572,600
Units issued during the period	7,121,004	651,226	96,108	1,657	542,213	301,083	1,609	2,982	469,834	9,187,716
Redemption of Units	(38,799)	—	—	—	—	—	—	—	(2,308,660)	(2,347,459)
Units Outstanding as of June 30, 2026	21,298,736	2,374,093	1,260,072	180,840	1,059,690	301,083	1,609	2,982	4,933,752	31,412,857

Units Outstanding as of December 31, 2024	—	—	—	—	—	—	—	—	—	—
Units issued during the period	8,307,405	1,357,958	1,163,964	177,892	—	—	—	—	228,304	11,235,523
Units Outstanding as of June 30, 2025	8,307,405	1,357,958	1,163,964	177,892	—	—	—	—	228,304	11,235,523
Unless specific to a class or series of a class, income and expenses are allocated proportionate to the class’s or series of the class’s share of the Net Asset Value.
Distributions to Unitholders
Distributions to Unitholders are recognized on the ex-distribution date of the distribution determined by the General Partner. All distributions will be declared at the discretion of the General Partner. Unless otherwise determined by the General Partner, all distributions of cash shall be made to the Unitholders in amounts proportionate to the aggregate net asset value of the Units held by the respective Unitholders on the ex-distribution date set by the General Partner, except that the amount distributed per

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Unit of any class or series of a class may differ from the amount per Unit of another class or series of a class on account of differences in class-specific or series-specific expense allocations or for other reasons as determined by the General Partner in good faith.
The following table presents our distributions that were paid and/or payable for each Class or series of a Class of its Units for the three and six months ended June 30,
2026:

	Net Distribution per Unit
Class of Units	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Class A-1a	$0.4301	$0.5676
Class A-1b	$0.4643	$0.6119
Class A-1c	$0.5000	$0.6600
Class F-1	$0.5000	$0.6600
Class I-1	$0.5000	$0.6600
Class Z - Series I-2	$0.2600	$0.2600
Class S-1	$0.2129	$0.2129
Class Z - Series S-2	$0.2600	$0.2600
Class X	$0.5000	$0.6600
The Partnership has adopted a distribution reinvestment plan (“DRIP”) pursuant to which Unitholders will have their cash distributions automatically reinvested in additional Units of the Partnership’s same class or series of a class of Units to which the distribution relates unless they elect to receive their distributions in cash.
Distributions that are reinvested are recognized in net assets on the first business day following the record date of a distribution.
Note 7. Commitments and Contingencies
Pursuant to the Investment Advisory Agreement, the Investment Advisor may, in its discretion, advance all or a portion of the Partnership Expenses (excluding organizational and offering expenses) to be borne by the Partnership and the appropriately apportioned expenses relating to the Partnership’s portfolio companies, the Feeder
Fund, Parallel Funds and/or Intermediate Entities to the extent not paid by such portfolio companies, the Feeder Fund, Parallel Funds and/or Intermediate Entities, in each case as determined pursuant to the terms of the Partnership Agreement (collectively, “Initial Partnership Expenses Support”) through the second anniversary of the Initial
Closing Date. The Partnership will reimburse the Investment Advisor for such advanced Initial Partnership Expenses Support when and if requested by the Investment
Advisor by no later than the date that is sixty (60) months after the second anniversary of the Initial Closing Date, and such reimbursement may be non-ratable in any month when the Investment Advisor requests reimbursement of a non-ratable amount. The Investment Advisor will determine the portion of Initial Partnership Expenses Support that is attributable to the Partnership or any portfolio entity, Feeder Fund, Parallel Funds and/or Intermediate Entity in its sole discretion.
The Investment Advisor will advance all of the Partnership’s organizational and offering expenses on the Partnership’s behalf (other than Subscription Fees and
Servicing Fees) through the second anniversary of Initial Closing Date. The Partnership will reimburse the Investment Advisor for such advanced expenses when and if requested by the Investment Advisor over the sixty (60) months following the second anniversary of the Initial Closing Date, and such reimbursement may be non-ratable in any month when the Investment Advisor requests reimbursement of a non-ratable amount. As of June 30, 2026 and December 31, 2025, $13,472 and $10,577 was payable to the Investment Advisor, respectively.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
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
Note 8. Financial Highlights
The following financial highlights for the six months ended June 30, 2026 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2026(a)
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class I-1	Class Z - Series I-2	Class S-1	Class Z - Series S-2	Class X
Per Unit Data
Net asset value, beginning of period	$29.26	$29.82	$30.37	$30.37	$30.67	$—	$—	$—	$31.20
Proceeds from Units issued	—	—	—	—	—	33.18	32.91	33.53	—
Distributions to Unitholders	(0.43)	(0.46)	(0.50)	(0.50)	(0.50)	(0.26)	(0.21)	(0.26)	(0.50)
Consideration from the issuance of Units(b)	0.50	0.31	0.04	—	0.09	0.55	—	—	0.05
Redemption of Units	0.00	—	—	—	—	—	—	—	—
Repurchase of Class X Units held by SP Investors	—	—	—	—	—	—	—	—	(0.24)
Servicing fees	(0.49)	(0.22)	—	—	—	—	(2.04)	(2.03)	—
Net investment income/(loss)	(0.16)	(0.10)	0.04	0.08	(0.25)	(0.94)	(0.63)	(0.52)	0.66
Net change in realized and unrealized gain/(loss) on investments	2.66	2.55	2.42	2.39	2.66	1.90	1.85	1.22	2.24
Reallocation of net assets	(0.08)	(0.04)	0.08	0.12	0.00	(0.95)	(0.49)	(0.48)	0.28
Net increase/(decrease) in net assets resulting from operations	2.42	2.41	2.54	2.59	2.41	0.01	0.73	0.22	3.18
Net increase/(decrease) in net assets	2.00	2.04	2.08	2.09	2.00	33.48	31.39	31.46	2.49
Net asset value, end of period	$31.26	$31.86	$32.45	$32.46	$32.67	$33.48	$31.39	$31.46	$33.69
Units outstanding, end of period	21,298,736	2,374,093	1,260,072	180,840	1,059,690	301,083	1,609	2,982	4,933,752
Total return based on change in net asset value(c)	8.30%	8.38%	8.51%	8.55%	8.16%	1.70%	(3.98)%	(5.40)%	9.58%

Ratios to weighted-average net assets (non- annualized)
Expenses without waivers/offsets(d)	(2.79)%	(2.53)%	(1.98)%	(1.86)%	(3.03)%	(4.39)%	(2.78)%	(2.33)%	(0.37)%
Expenses and management fees waivers/offsets(d)	0.49%	0.48%	0.48%	0.48%	0.38%	0.01%	0.08%	—%	—%
Total net expenses	(2.30)%	(2.05)%	(1.50)%	(1.38)%	(2.65)%	(4.38)%	(2.70)%	(2.33)%	(0.37)%
Accrued performance participation allocation	(1.34)%	(1.32)%	(1.30)%	(1.30)%	(1.36)%	(0.73)%	(0.61)%	(0.36)%	—%

Net investment income/(loss)	(0.54)%	(0.32)%	0.14%	0.24%	(0.81)%	(2.82)%	(1.91)%	(1.55)%	2.10%

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2025(a)
	Class A-1a	Class A-1b	Class A-1c	Class F-1	Class X
Per Unit Data
Net asset value, beginning of period	$—	$—	$—	$—	$—
Net investment income/(loss)	(1.11)	(1.10)	(1.10)	(1.10)	(0.96)
Net change in unrealized gain/(loss) on investments	2.64	2.64	2.64	2.64	3.30
Net increase/(decrease) in net assets resulting from operations	1.54	1.54	1.55	1.55	2.34
Proceeds from Units issued	25.77	25.77	25.77	25.77	25.33
Servicing fees	(0.96)	(0.48)	—	—	—
Net increase/(decrease) in net assets	26.35	26.84	27.32	27.32	27.67
Net asset value, end of period	$26.35	$26.84	$27.32	$27.32	$27.67
Units outstanding, end of period	8,307,405	1,357,958	1,163,964	177,892	228,304
Total return based on change in net asset value(c)	2.24%	4.12%	6.00%	6.00%	9.24%

Ratios to weighted-average net assets (non-annualized)
Expenses without waivers/offsets(d)	(4.32)%	(4.31)%	(4.29)%	(4.29)%	(8.00)%
Expenses and management fees waivers/offsets(d)	0.04%	0.04%	0.04%	0.04%	—%
Total net expenses	(4.29)%	(4.27)%	(4.25)%	(4.25)%	(8.00)%
Accrued performance participation allocation	(1.32)%	(1.32)%	(1.32)%	(1.32)%	—%

Net investment income/(loss)	(4.29)%	(4.27)%	(4.25)%	(4.25)%	(8.00)%
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
(d)  Expense ratio includes Management Fees, Performance Participation Allocation, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees, Interest on Servicing fee
payable (for relevant classes) and Other incurred by the Partnership during the period.
Note 9. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements, except as noted below.
Fourth Amended and Restated Limited Partnership Agreement

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
On July 8, 2026, the General Partner entered into the Fourth Amended and Restated Limited Partnership Agreement of the Partnership to authorize the General
Partner to cause the Partnership to (i) redesignate the existing Class A-1a Units, Class A-1b Units, Class A-1c Units, Class F-1 Units, Class I-1 Units, and Class S-1 Units to
Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class Z - Series A-1c Units, Class Z - Series F-1 Units, Class Z - Series I-1 Units and Class Z - Series S-1 Units,
respectively, (ii) issue Units designated as Class Z - Series M-I Units and Class Z - Series M-S Units, and (iii) make certain related changes.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Assets and Liabilities (Unaudited)
(Dollars in Thousands)

	As of
	June 30, 2026	December 31, 2025
Assets
Affiliated investments at fair value (Cost $1,275,731 as of June 30, 2026; $992,769 as of December 31, 2025)	$1,521,455	$1,140,442
Debt investments at fair value (Cost $32,720 as of June 30, 2026; $11,738 as of December 31, 2025)	30,208	12,167
Cash and cash equivalent	85,832	36,362
Derivative assets at fair value	5,664	2,362
Deferred financing costs	1,582	1,767
Other asset	—	—
Interest receivable	1,386	430
Deferred tax asset	67	4
Total Assets	$1,646,194	$1,193,534

Liabilities
Payable for investments in affiliated funds	15,862	—
Distribution payable	8,887	4,133
Due to affiliate	2,218	2,915
Deferred tax liability	5,374	2,751
Accounts payable & accrued expenses	1,753	2,126
Derivative liabilities at fair value	826	1,270
Credit facility payable	—	80,000
Total Liabilities	$34,920	$93,195

Commitments and contingencies (See Note 7)

Net Assets	1,611,274	1,100,339

Net Assets
Limited partners interest	1,609,974	1,099,128
General partner's interest	705	643
Non-controlling interests in consolidated entities	595	568
Total Net Assets	$1,611,274	$1,100,339
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest income	$2,027	$1,160	$15,449	$1,160
Dividend income	675	380	1,465	380
Total income	2,702	1,540	16,914	1,540
Operating expenses
Interest expense	379	—	1,320	—
Professional fees	1,174	779	2,103	937
Amortization of credit facility fees	380	—	930	—
Transaction costs	177	—	265	—
Organizational costs	7	382	22	382
Other expense	138	39	503	39
Total operating expenses	2,255	1,200	5,143	1,358
Net investment income/(loss) before income taxes	447	340	11,771	182
Provision for income taxes on net investment income	(13)	—	—	—
Net investment income/(loss)	460	340	11,771	182
Net realized and unrealized gain/(loss) on investments and derivative instruments
Net realized gain on investments	—	10	—	10
Net realized gain/(loss) on foreign currency contracts	6,177	—	6,177	—
Net change in unrealized gain/(loss) on investments	71,983	46,187	112,350	46,187
Provision for income taxes	(1,211)	—	(2,560)	—
Net change in unrealized gain/(loss) on derivative instruments	(998)	—	3,746	—
Net realized and unrealized gain/(loss) on investments	75,951	46,197	119,713	46,197
Net increase/(decrease) in net assets resulting from operations after income taxes	76,411	46,537	131,484	46,379
Less: net increase/(decrease) in net assets resulting from operations attributable to Non-Controlling Interests in Consolidated Entities	16	39	27	39
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$76,395	$46,498	$131,457	$46,340
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Limited Partners Interest	General Partner’s Interest	Non-Controlling Interests in Consolidated Entities	Total Net Assets
Balance at March 31, 2026	$1,349,283	$671	$580	$1,350,534
Proceeds from Contributions	241,411	—	—	241,411
Distributions reinvested	3,272	—	—	3,272
Distributions to Partners	(60,354)	—	—	(60,354)
Net investment income/(loss)	460	(2)	2	460
Net realized gain/(loss) on investments	6,166	3	8	6,177
Net change in unrealized gain/(loss) on investments	70,946	34	5	70,985
Provision for (benefit from) income taxes on net unrealized gain on investments	(1,210)	(1)	—	(1,211)
Balance at June 30, 2026	$1,609,974	$705	$595	$1,611,274

Balance at March 31, 2025	$—	$(158)	$—	$(158)
Proceeds from Contributions	431,601	492	493	432,586
Net investment income/(loss)	178	158	4	340
Net realized gain/(loss) on investments	10	—	—	10
Net change in unrealized gain/(loss) on investments	46,100	52	35	46,187
Balance at June 30, 2025	$477,889	$544	$532	$478,965
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Limited Partners Interest	General Partner’s Interest	Non-Controlling Interests in Consolidated Entities	Total Net Assets
Balance at December 31, 2025	$1,099,128	$643	$568	$1,100,339
Proceeds from Contributions	467,398	—	—	467,398
Distributions reinvested	4,892			4,892
Distributions to Partners	(92,839)	—	—	(92,839)
Net investment income/(loss)	11,765	4	2	11,771
Net realized gain/(loss) on investments	6,167	2	8	6,177
Net change in unrealized gain/(loss) on investments	116,022	57	17	116,096
Provision for (benefit from) income taxes on net unrealized gain on investments	(2,559)	(1)	—	(2,560)
Balance at June 30, 2026	$1,609,974	$705	$595	$1,611,274

Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from Contributions	431,601	492	493	432,586
Net investment income/(loss)	178	—	4	182
Net realized gain/(loss) on investments	10	—	—	10
Net change in unrealized gain/(loss) on investments	46,100	52	35	46,187
Balance at June 30, 2025	$477,889	$544	$532	$478,965
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$131,484	$46,379
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchase of investments	(264,236)	(413,113)
Net change in unrealized (gain)/loss on investments	(112,350)	(46,187)
Amortization of effective interest on affiliated investments	(12,657)	—
Net change in unrealized (gain)/loss on derivative instruments	(3,746)	—
Proceeds from investments	6,050	—
Proceeds from foreign currency contracts	6,177	—
Amortization of credit facility fees	930	—
Distribution on investments	—	10
Net realized (gain)/loss on foreign currency contracts	(6,177)	—
Net realized (gain)/loss on investments	—	(10)
Changes in assets and liabilities
Due to affiliate	(697)	383
Deferred tax liabilities	2,623	—
Deferred tax asset	(63)	—
Interest receivable	(956)	—
Accounts payable and accrued expenses	(373)	976
Due from affiliate	—	(348)
Net cash used in operating activities	$(253,991)	$(411,910)
Financing activities
Proceeds from contributions	467,398	432,585
Proceed from borrowings on credit facility	25,526	6,187
Deferred financing costs	(745)	—
Distributions to Partners	(83,192)	—
Repayments of credit facility	(105,526)	—
Net cash provided by financing activities	$303,461	$438,772
Cash and cash equivalent
Net increase/(decrease) in cash and cash equivalent	49,470	26,862
Cash and cash equivalent, beginning of period	36,362	—

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

Cash and cash equivalent, end of period	$85,832	$26,862

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flows information
Credit Facility interest paid	$1,156	$—

Supplemental disclosure of non-cash operating activities
Payable for investments in affiliated funds	$15,862	$—

Supplemental disclosure of non-cash financing activities
Distributions reinvested	$4,892	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 APAC is defined as Asia Pacific.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787	$46,418	2.9%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,515	16,307	1.0%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	22,171	24,284	1.5%
Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	43,734	68,438	4.3%
Other Affiliated Investee Funds Investments	Various	Energy	Various	49,731	52,875	3.3%
Stonepeak Midband (Co-Invest) Holdings LP(e)	LP Interest	Digital Infrastructure	North America	93,000	111,365	6.9%
Stonepeak Efesto Infrastructure Fund SCSp(d)	LP Interest	Transport & Logistics	EMEA[1]	150,000	166,818	10.4%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(c)	LP Interest	Digital Infrastructure	APAC[2]	59,578	123,327	7.7%
Other Affiliated Investee Funds Investments – EMEA	LP Interest	Energy	EMEA	15,862	16,823	1.0%
Total Affiliated Investee Funds				$482,378	$626,655	39.0%

Other Affiliated Investments
Stonepeak Cubist Holdings Pte. Limited(f)	LLC Interest	Digital Infrastructure	APAC	240,383	268,569	16.7%
Stonepeak Imagine Holdco Limited(g)	LLC Interest	Social Infrastructure	EMEA	228,193	252,721	15.7%
Stonepeak Node Infrastructure Fund Holdings LP(h)	LP Interest	Transport & Logistics	EMEA	101,470	113,380	7.0%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,343	22,676	1.4%
Other Affiliated Investments - North America(i)	LP Interest	Various	North America	66,761	79,789	5.0%
Other Affiliated Investments - North America(j)	LP Interest	Energy	North America	12,456	12,456	0.8%

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	8,027	8,027	0.5%
Other Affiliated Investments - North America	LP Interest	Transport & Logistics	North America	38,587	39,781	2.5%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	30,643	37,466	2.3%
Other Affiliated Investment - APAC	LP Interest	Social Infrastructure	APAC	665	5,882	0.4%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	50,825	54,053	3.4%
Total Other Affiliated Investments				$793,353	$894,800	55.7%

Total Affiliated Investments				$1,275,731	$1,521,455	94.7%

Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	5,664	0.4%
Foreign Currency Contracts - Liabilities			n/a	$—	(826)	(0.1)%
Total Derivative Instruments				$—	$4,838	0.3%

Debt Investments
Other Debt Investments - APAC	Mezzanine Loan	Social Infrastructure	APAC	25,378	22,376	1.4%
Other Debt Investments - North America	Delayed Draw Term Loan	Diversified	North America	7,342	7,832	0.5%
Total Other Investments				$32,720	$30,208	1.9%

Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund- Agency			North America	85,832	85,832	5.3%
Cash held at Banks				—	—	—%
Total Cash and Cash Equivalent				$85,832	$85,832	5.3%

Total Investments and Cash and Cash Equivalent				$1,394,283	$1,642,333	102.2%

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)
(a) The Master Aggregator holds an indirect interest of 51,626 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $74,551 and $20,662, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(b) The Master Aggregator holds an indirect interest of 45,906 units of Cologix Inc. The fair value of this interest allocable to the Master Aggregator is $91,114.
(c) The Master Aggregator holds indirect interests of 31,546 D-1 units in DEA TopCo LP and 5,425 D-1 units in DEA TopCo II LP. The fair value allocable to the Master
Aggregator of these interests is $98,068 and $25,217, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(d) The Master Aggregator holds an indirect interest of 140,506 units in Forgital Group.
(e) The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master
Aggregator is $111,365.
(f) The Master Aggregator holds indirect preferred equity, penny warrant, and strike warrant interests of 207 units, 6,254,616 units, and 1,563,706 units, respectively, in
Princeton Digital Group Limited. The fair value of these interests allocable to the Master Aggregator is $220,928, $44,845, and $2,795, respectively.
(g) The Master Aggregator holds an indirect equity interest in Inspired Education Holdings Limited.
(h) The Master Aggregator holds an indirect equity interest in IFCO Systems GmbH.
(i) Through certain other affiliated investments, the Master Aggregator holds an indirect interest in Stonepeak Partners Holdings LP, Stonepeak GP Investors Holdings LP,
and Stonepeak GP Investors Holdings (CYM) LP.
(j)  Certain other affiliated investments were funded using leverage; none of these investments are individually more than 5% of NAV.

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
SCF Cranberry Upper Holdings SPV I LP(a)	LP Interest	Digital Infrastructure	North America	$35,787	$45,904	4.2%
SCF Cranberry (Co-Invest) Holdings IV LP(a)	LP Interest	Digital Infrastructure	North America	12,515	16,095	1.5%
SCF Cranberry (Co-Invest) Holdings VIII LP(a)	LP Interest	Digital Infrastructure	North America	22,171	24,232	2.2%
Stonepeak Cologix Holdings V LP(b)	LP Interest	Digital Infrastructure	North America	27,169	39,781	3.6%
Other Affiliated Investee Funds Investments	Various	Energy	Various	45,565	47,783	4.3%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(c)	LP Interest	Digital Infrastructure	APAC	31,550	62,188	5.7%
Stonepeak Efesto Infrastructure Fund SCSp(d)	LP Interest	Transport & Logistics	EMEA	150,000	155,985	14.2%
Stonepeak Midband (Co-Invest) Holdings LP(e)	LP Interest	Digital Infrastructure	North America	93,000	104,544	9.5%
Total Affiliated Investee Funds				$417,757	$496,512	45.2%

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Other Affiliated Investments
Stonepeak Cubist Holdings Pte. Limited(f)	Convertible Loan	Digital Infrastructure	APAC	149,948	179,838	16.3%
Stonepeak Imagine Holdco Limited(g)	LLC Interest	Social Infrastructure	EMEA	194,000	219,862	20.0%
Stonepeak Node Infrastructure Fund Holdings LP(h)	LP Interest	Transport & Logistics	EMEA	101,470	102,401	9.3%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,343	21,409	1.9%
Other Affiliated Investments - North America(i)	LP Interest	Various	North America	21,761	26,145	2.4%
Other Affiliated Investments - North America	LP Interest	Energy	North America	9,009	9,009	0.8%
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	3,334	3,334	0.3%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	1,567	1,567	0.1%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	28,974	30,722	2.8%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	41,717	41,122	3.7%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	7,891	8,521	0.8%
Total Other Affiliated Investments				$575,014	$643,930	58.4%

Total Affiliated Investments				$992,771	$1,140,442	103.6%

Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	2,362	0.2%
Foreign Currency Contracts - Liabilities			n/a	—	(1,270)	(0.1)%
Total Derivative Instruments				$—	$1,092	0.1%

Debt Investments
Other Debt Investments	Delayed Draw Term Loan	Diversified	North America	11,738	12,167	1.1%
Total Other Investments				$11,738	$12,167	1.1%

Cash and Cash Equivalent
Money Market Fund

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
JPMorgan 100% U.S. Treasury Securities Money Market Fund-Agency			North America	36,362	36,362	3.3%
Cash held at Banks				—	—	—%
Total Cash and Cash Equivalent				$36,362	$36,362	3.3%

Total Investments and Cash and Cash Equivalent				$1,040,871	$1,190,063	108.2%
(a) The Master Aggregator holds an indirect interest of 51,626 common units and 14,308 preferred units of AppleCore LP. The fair value allocable to the Master Aggregator of this interest is $74,001 and $20,509, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(b) The Master Aggregator holds an indirect interest of 32,810 units of Cologix Inc. The fair value of this interest allocable to the Master Aggregator is $61,190.
(c) The Master Aggregator holds indirect interests of 23,261 D-1 units in DEA TopCo LP and 5,425 D-1 units in DEA TopCo II LP. The fair value allocable to the Master
Aggregator of these interests is $64,505 and $12,302, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(d) The Master Aggregator holds an indirect interest of 137,205 units in Forgital Group.
(e) The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master
Aggregator is $104,544.
(f) The Master Aggregator holds indirect preferred equity, penny warrant, and strike warrant interests of 149 units, 4,517,223 units, and 1,129,343 units, respectively, in
Princeton Digital Group Limited. The fair value of these interests allocable to the Master Aggregator is $155,462, $24,355, and $20, respectively. The Master Aggregator’s indirect interest is held through the form of a convertible loan with a 0% interest rate loan and $149,937 principal outstanding.
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
(Dollars in Thousands, Except Where Noted)
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
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) and Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF (the “RAIF vehicle”) are the only limited partners ("Limited Partners”) in the Master Aggregator. As of June 30, 2026, the Partnership and RAIF vehicle own 64.7% and 35.2%, respectively, of the Master
Aggregator. The remaining interest of the Master Aggregator is owned by the General Partner. Stonepeak-Plus Infrastructure Fund Associates (CYM) LP is the general partner (the “General Partner”) of the Master Aggregator and is vested with the overall responsibility for oversight of the Master Aggregator.
The Master Aggregator’s investment objective is to deliver total returns, with a focus on capital appreciation and generating current income through its investments.
The Master Aggregator seeks to achieve this investment objective by providing access to the talent and investment capabilities of the investment program designed to offer eligible individuals access to Stonepeak’s infrastructure platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-
related investments primarily alongside other investment vehicles managed by the Investment Advisor or affiliated investment advisors.
Investment operations commenced on May 2, 2025 (the “Initial Closing Date”) when the Master Aggregator commenced its investment operations.
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the “Administrator”), under which the
Administrator provides various accounting and administrative services to the Partnership. Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at all of the Partnership, Feeder Fund, and Master Aggregator. For the three and six months ended June 30, 2026, the Master Aggregator incurred an Administration
Fee of $353 and $551, respectively, which has been included as Professional fees on the Condensed Consolidated Statement of Operations. For both the three and six months ended June 30, 2025, the Master Aggregator incurred an Administration Fee of $118, which has been included as Professional fees on the Condensed Consolidated
Statement of Operations.
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
The condensed consolidated financial statements as of and for the period ended June 30, 2026, are unaudited. Management believes it has made all necessary adjustments
(consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946
(“ASC 946”). Accordingly, the Master Aggregator reflects its investments on the Condensed Consolidated Statement of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net change in unrealized gain (loss) on investments on the Condensed
Consolidated Statement of Operations. The functional currency of the Master Aggregator is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
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
The Master Aggregator has a controlling financial interest in Stonepeak-Plus Infrastructure Fund (SG-A) Holdings Pte, Limited (“SG-A”), Stonepeak-Plus
Infrastructure Fund (SG-B) Holdings Pte, Limited (“SG-B”), SP-Plus (Australia) Holdings 1 Trust (“SP-Plus Australia”), Stonepeak-Plus Infrastructure Fund Lower Fund
III LP (“Lower Fund III”), Stonepeak-Plus Infrastructure Fund Lower Fund IV LP (“Lower Fund IV”), which wholly owns the following three entities Hudson Market
Opportunities Plus (CYM) LLC, Stonepeak-Plus Infrastructure Fund Texas (Cayman) Aggregator LP, Stonepeak-Plus Infrastructure Fund (Earth) Feeder LP, Stonepeak-
Plus Infrastructure Fund Standing Intermediate Blocker LP (“Standing Intermediate”), which wholly owns Stonepeak-Plus Infrastructure Fund Lower Fund V LP (“Lower
Fund V”), Stonepeak-Plus Infrastructure Fund Aggregator I LP (“Aggregator I”), which wholly owns Stonepeak-Plus Infrastructure Fund Lower Fund I LP (“Lower Fund
I”) and Stonepeak-Plus Infrastructure Fund Lower Fund II LP (“Lower Fund II”, collectively with SG-A, SG-B, SP-Plus Australia, Lower Fund I, Lower Fund III, Lower
Fund IV, and Lower Fund V, the “Consolidated Entities”), and as a result these entities are consolidated for reporting purposes. All intercompany balances have been eliminated in consolidation.
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
(Dollars in Thousands, Except Where Noted)
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
(Dollars in Thousands, Except Where Noted)
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
The Master Aggregator maintains master netting agreements with all of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of June 30, 2026. Further, there have been no financial instruments or cash pledged or received as collateral as of June 30,
2026.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Master Aggregator and the cost of legal services and other fees pertaining to the
Master Aggregator’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2026, the Master Aggregator incurred organization expenses of $7 and $22, respectively, which has been recorded as an expense on the Condensed Consolidated Statement of Operations. As of June 30, 2026, total organization expenses of $218 and $7 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated
Statements of Assets and Liabilities. For both the three and six months ended June 30, 2025, the Master Aggregator incurred organization expenses amounting to $382 are included within Due to affiliate in the Condensed Consolidated Statement of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and six months ended June
30, 2026, the Master Aggregator incurred professional fees of $1,174 and $2,103, respectively. As of June 30, 2026, total professional fees of $4,409 and $1,361 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Master Aggregator incurred professional fees of $779 and $937, respectively. As of June 30, 2025, total professional fees of $170 and $767 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related credit facility agreement. As of June 30, 2026, the Master Aggregator had deferred financing costs of $1,582 and amortized credit facility fees of $930 in the Condensed Consolidated Statements of Assets and Liabilities and Consolidated Statements of Operations,

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
respectively. As of December 31, 2025, the Master Aggregator had deferred financing costs of $1,767 and amortized credit facility fees of $525 in the Consolidated
Statement of Assets and Liabilities and Consolidated Statement of Operations, respectively.
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
As of June 30, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of
30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries. The Master Aggregator consolidates certain wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes. As of June 30,
2026, the Master Aggregator had a deferred tax asset of $67 and a deferred tax liability of $5,374 in the Condensed Consolidated Statements of Assets and Liabilities. The
deferred tax liability relates to federal and state and local income taxes on unrealized gains and losses on certain investments. As of December 31, 2025, the Master
Aggregator had a deferred tax asset of $4 and a deferred tax liability of $2,751 in the Condensed Consolidated Statements of Assets and Liabilities
Deferred Taxes
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
(Dollars in Thousands, Except Where Noted)
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
(Dollars in Thousands, Except Where Noted)
Note 3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Master Aggregator’s investments by the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$—	$—	$—	$—	$—
Money market fund	85,832	—	—	—	85,832
Total cash and cash equivalent	85,832	—	—	—	85,832
Investments
Affiliated investee funds	—	—	—	626,655	626,655
Other affiliated investments	—	—	815,011	79,789	894,800
Debt investments	—	—	30,208	—	30,208
Total investments	—	—	845,219	706,444	1,551,663
Derivative assets	—	5,664	—	—	5,664
Total cash and cash equivalent and investments	$85,832	$5,664	$845,219	$706,444	$1,643,159
Liabilities
Derivative liabilities	$—	$(826)	$—	$—	$(826)

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	As of December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$—	$—	$—	$—	$—
Money market fund	36,362	—	—	—	36,362
Total cash and cash equivalent	36,362	—	—	—	36,362
Investments
Affiliated investee funds	—	—	—	496,512	496,512
Other affiliated investments	—	—	617,785	26,145	643,930
Debt investments	—	—	12,167	—	12,167
Total investments	—	—	629,952	522,657	1,152,609
Derivative assets	—	2,362	—	—	2,362
Total cash and cash equivalent and investments	$36,362	$2,362	$629,952	$522,657	$1,191,333
Liabilities
Derivative liabilities	$—	$(1,270)	$—	$—	$(1,270)
The Master Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of June 30, 2026, there were no equity securities subject to sales restrictions within the Master Aggregator’s Level I and II assets. The Master
Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of
June 30, 2026:

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	Fair Value(1)	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average(6)	Impact to valuation from an increase in input
Financial assets
Other affiliated investments & debt investment
Other affiliated investments	$783,049	Discounted Cash Flow	Discount Rate	10.4%-17.3%	17.7%	Lower
			NTM EBITDA Exit Multiple(2)	7.5x-18.0x	16.7x	Higher
			NTM EBIT Exit Multiple(3)	17.0x	17.0x	Higher
			LTM EBITDA Exit Multiple(4)	7.7x	7.7x	Higher
			LQA EBITDA Exit Multiple(5)	22.5x	22.5x	Higher
			EV / Investment Properties Exit Multiple	1.0x	1.0x	Higher
	9,810	Direct Capitalization Method	Capitalization rate	7%	6.5%	Lower
Debt investment	30,208	Discounted Cash Flow	Discount Rate	6.0%-13.0%	11.2%	Lower
Total other affiliated investments and debt investment	$823,067
(1)  Not reflected in the table above are Level 3 investments that have been valued based upon recent transactions in the amount of $22,152.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	Fair Value(1)	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average(5)	Impact to valuation from an increase in input
Financial assets
Other affiliated investments & debt investment
Other affiliated investments	$460,352	Discounted Cash Flow	Discount Rate	12.5%-22.5%	16.6%	Lower
			NTM EBITDA Exit Multiple(2)	17.0x-18.0x	17.4x	Higher
			LTM EBITDA Exit Multiple(3)	7.7x	7.7x	Higher
			LQA EBITDA Exit Multiple(4)	22.5x	22.5x	Higher
			Exit Cap	6.5%	6.5%	Lower
Debt investment	12,167	Discounted Cash Flow	Discount Rate	7.6%	7.6%	Lower
Total other affiliated investments and debt investment	$472,519
(1)  Not reflected in the table above are Level 3 investments that have been valued based upon recent transactions in the amount of $157,432.
(2)  NTM EBITDA Exit Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  LTM EBITDA Exit Multiple represents EBITDA for the last twelve months annualized from exit date.
(4)  LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
(5)  Inputs are weighted based on fair value of the investments included in the range.
For the three and six months ended June 30, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2026			2025
	Other Affiliated Investments	Debt Investments	Total	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$636,942	$35,607	$672,549	$—	$—	$—
Purchases	161,111	517	161,628	264,556	—	264,556
Proceeds from investments	(1,583)	(2,946)	(4,529)	—	—	—
Transfer in (out) of level III(a)	665	(665)	—	—	—	—
Change in unrealized gain/(loss) included in net assets	17,876	(2,305)	15,571	21,622	—	21,622
Balance, end of period	$815,011	$30,208	$845,219	$286,178	$—	$286,178

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$17,876	$(2,305)	$15,571	$21,622	$—	$21,622
(a)  For the three months ended June 30, 2026, the transfers in and out of Level III were primarily due to a  conversion of debt to equity.

	Level III Financial Assets at Fair Value
	Six Months Ended June 30,
	2026			2025
	Other Affiliated Investments	Debt Investments	Total	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$617,785	$12,167	$629,952	$—	$—	$—
Purchases	173,962	25,378	199,340	264,556	—	264,556
Proceeds from investments	(1,583)	(4,397)	(5,980)	—	—	—
Change in unrealized gain/(loss) included in net assets	24,847	(2,940)	21,907	21,622	—	21,622
Balance, end of period	$815,011	$30,208	$845,219	$286,178	$—	$286,178

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$24,847	$(2,940)	$21,907	$21,622	$—	$21,622
NAV as a Practical Expedient
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments. The exit timing of these investments is unknown as of June 30, 2026. Refer to the Condensed Consolidated Schedule of Investments for the underlying investment held through these affiliated investee funds.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of June 30, 2026:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	46,418
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,307
SCF Cranberry (Co-Invest) Holdings VIII LP	—	24,284
Stonepeak Carrera (Co-Invest) Holdings II (CYM) LP	4,946	16,823
Stonepeak Cologix Holdings LP	6,572	68,438
Stonepeak Digital Edge (Co-Invest) Holdings III LP	422	123,327
Stonepeak Efesto Infrastructure Fund SCSp	—	166,818
Stonepeak Global Renewables Fund LP	23,643	37,332
Stonepeak Global Renewables Fund (Lux) SCSp	9,830	15,543
Stonepeak Midband (Co-Invest) Holdings LP	—	111,365
Other Affiliated Investments	33,239	79,789
Total affiliated investee funds and other affiliated investments	$78,652	$706,444
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	45,904
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,095
SCF Cranberry (Co-Invest) Holdings VIII LP	—	24,232
Stonepeak Cologix Holdings LP	23,137	39,781
Stonepeak Global Renewables Fund LP	26,142	33,734
Stonepeak Global Renewables Fund (Lux) SCSp	10,875	14,049
Stonepeak Midband (Co-Invest) Holdings LP	—	104,544
Stonepeak Efesto Infrastructure Fund SCSp	—	155,985
Stonepeak Digital Edge (Co-Invest) Holdings III LP	28,450	62,188
Other Affiliated Investments	3,239	26,145
Total affiliated investee funds and other affiliated investments	$91,843	$522,657

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
Note 4. Related Party Transactions
Due to Affiliate
The Master Aggregator's operating expenses are paid either by the Master Aggregator or by the Investment Advisor or its related affiliates. As of June 30, 2026, an affiliate of the Investment Advisor has advanced total costs of $2,218 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Condensed Consolidated Statements of Assets and Liabilities within Due to affiliate. As of December 31, 2025, an affiliate of the Investment Advisor had advanced total costs of $2,915 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated Statement of
Assets and Liabilities within Due to affiliate.
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
the foreign exchange contracts:

	June 30, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign Currency Contracts (EUR)	€212,784	$5,124	€116,273	$690	€151,053	$2,319	€71,459	$1,124
Foreign Currency Contracts (GBP)	£847	$9	£3,648	$26	£3,240	$43	£689	$15
Foreign Currency Contracts (AUD)	A$42,904	$531	A$42,941	$110	A$—	$—	A$42,941	$131
Total		$5,664		$826		$2,362		$1,270
For currency forward contracts, the notional amounts presented represent approximately 123%, 112%, and 223% of the average notional amounts outstanding during the period ended June 30, 2026, for AUD-, EUR-, and GBP-denominated currency forwards, respectively. For the period ended December 31, 2025, the notional amounts presented represent approximately 150%, 183%, and 300% of the average notional amounts outstanding for AUD-, EUR-, and GBP-denominated currency forwards, respectively.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
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
As of June 30, 2026, there was no outstanding balance under the Credit Agreement. As of December 31, 2025, the total outstanding balance under the Credit
Agreement was $80,000, and the carrying amount approximated fair value.
The aggregate remaining borrowing capacity available under the Credit Agreement at June 30, 2026 was $300,000. The aggregate remaining borrowing capacity available under the Credit Agreement at December 31, 2025 was $120,000. As of both June 30, 2026 and December 31, 2025, the Master Aggregator is in compliance with the debt covenants of the Credit Agreement.
Note 7. Net Assets
On a monthly basis the Master Aggregator accepts contributions (“Contributions”) from the Partnership and the RAIF vehicle indirectly through Stonepeak-Plus
Infrastructure Sub-Fund, a sub fund of Stonepeak-Plus Infrastructure Fund S.A. SICAV – UCI Part II (the “Lux Fund”), which in turn will be invested fully by the Master
Aggregator. On a quarterly basis the Master Aggregator may settle withdrawals (“Withdrawals”) upon request from the investors. For information regarding the
Partnership’s Unit Redemption program, see the Partnership’s Notes to the Partnership’s condensed consolidated financial statements.
The Master Aggregator, at the discretion of the General Partner, has the authority to issue an unlimited number of interests.
Note 8. Commitments and Contingencies
Commitments
Pursuant to the investment advisory agreement effective May 4, 2026, the Investment Advisor agreed to advance organizational and offering expenses, other than
Servicing Fees, on SP+ INFRA’s behalf through the second anniversary of the Initial Closing Date. As of June 30, 2026, the Investment Advisor and its affiliates have

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
incurred organizational and offering expenses on the Master Aggregator’s behalf in the amount of $211 of which $210 related to organizational expenses and was expensed as incurred.
Conditional commitment allocation for SP+ INFRA will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
During the six months ended June 30, 2026, the Master Aggregator made a total of $72,723 in commitments to debt investments. During the twelve months ended
December 31, 2025, the Master Aggregator made a total of $351,187 in commitments to affiliated investee funds and portfolio companies as well as a total of $330,000 to other affiliated investments. As of June 30, 2026, the aggregate unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments and debt investments was $47,198. As of December 31, 2025, unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments was $91,842 and $150,052, respectively.
In addition to the borrowings made by the Master Aggregator, certain investments held by the Master Aggregator are indirectly exposed to debt obligations undertaken by entities through which the Master Aggregator is invested.
Stonepeak Imagine Bidco Limited (the “Company”) through Stonepeak Imagine Holdco Limited (the “Imagine Borrower”) entered into a credit agreement (the
“Imagine Credit Agreement”) for a €160 million term loan with Kroll Agency Services Limited, as agent, and the other lenders on November 23, 2024. The Imagine
Borrower guaranteed the obligations and granted to the agent limited recourse security over all issued shares in the Company and over receivables under intercompany loans made to the Company to secure the obligations. As of June 30, 2026 and December 31, 2025, the outstanding amount of the term loan was €185 million and €177 million, respectively. The value of the investment as recorded on the Partnership’s Condensed Consolidated Schedule of Investments is net of the debt allocable to the Partnership.
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
As of June 30, 2026, the outstanding amount of the credit facilities was $221.9 million.
Contingencies
The Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of both June 30, 2026 and December 31, 2025, the Master Aggregator was not subject to any material litigation nor was the Master Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Master Aggregator enters into contracts that contain a variety of indemnification arrangements. However, the Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
Note 9. Financial Highlights
The following operating expenses and net investment income/(loss) ratios for the six months ended June 30, 2026 and 2025 are calculated as a percentage of average
Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of operating expenses and net investment income/(loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Master
Aggregator.

	Six Months Ended June 30,
	2026	2025
Total Return (Limited Partners)(1)(2)	9.44%	12.60%

Ratio to average Limited Partners' Interests
Total operating expenses(2)	0.39%	0.56%
Total net investment income/(loss)(3)	0.87%	0.07%
(1)  Total return is calculated based on a time-weighted rate of return methodology and includes unrealized gains recognized from the purchase of investments from an affiliate of the Investment Advisor at a discount to fair value.
(2)  These metrics are not calculated on an annualized basis.
(3)  These metrics include the provision of tax and are not calculated on an annualized basis.
Note 10. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements, except as noted below.
Third Amendment to the Credit Agreement
On July 15, 2026, the Master Aggregator entered into the third amendment of the Credit Agreement which increased the principal amount to $400 million subject to the same customary conditions as the original Credit Agreement.

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
In this section, we refer to Stonepeak-Plus Infrastructure Fund LP as the term “Partnership”. The “Fund,” “we,” “us” or “our” collectively refer to the Partnership,
Stonepeak-Plus Infrastructure Fund (TE) LP (the “Feeder Fund”), Stonepeak-Plus Infrastructure Fund Master Aggregator LP (the “Master Aggregator”) and its consolidated subsidiaries and any Parallel Funds (as defined in Part I. Item 1. Financial Statements), as the context requires.
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
SP+ INFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. The Partnership’s investment objective is to deliver medium-to long-term capital appreciation and, to a lesser extent, generate modest current income. The Partnership will seek to achieve this investment objective by providing access to the talent and investment capabilities of Stonepeak’s investment platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside Other Stonepeak Accounts and Stonepeak.
Recent Developments
During the six months ended June 30, 2026, public markets have experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. To date there has been significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries, geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East, concerns regarding artificial intelligence disruption in certain sectors and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.

Fourth Amended and Restated Limited Partnership Agreement
On July 8, 2026, Stonepeak-Plus Infrastructure Fund Associates LP, the general partner of the Partnership (the “General Partner”), entered into the Fourth Amended and Restated Limited Partnership Agreement of the Partnership (the “Amended Partnership Agreement”) to authorize the General Partner to cause the Partnership to (i)
redesignate the existing Class A-1a Units, Class A-1b Units, Class A-1c Units, Class F-1 Units, Class I-1 Units, and Class S-1 Units to Class Z - Series A-1a Units, Class Z -
Series A-1b Units, Class Z - Series A-1c Units, Class Z - Series F-1 Units, Class Z - Series I-1 Units and Class Z - Series S-1 Units, respectively, (ii) issue Units designated as Class Z - Series M-I Units and Class Z - Series M-S Units and (iii) make certain related changes.
Performance Summary
Since the Initial Closing Date, we have delivered positive performance across all classes or series of classes in Stonepeak-Plus Infrastructure Fund LP:

	June 30, 2026
Unit Class	Year to Date Total Return(a),(b)	Inception to Date Total Return(a), (b)
Class A-1a	8.4%	31.1%
Class A-1b	8.5%	31.4%
Class A-1c	8.7%	31.9%
Class F-1	8.7%	31.9%
Class I-1	8.3%	19.9%
Class Z - Series I-2	3.4%	3.4%
Class S-1	3.9%	3.9%
Class Z - Series S-2	2.4%	2.4%
Class X	9.8%	40.9%
(a)  Inception to date and year to date are unannualized returns. Inception is from May 2, 2025 (the “Initial Closing Date”).
(b)  Returns shown reflect the percent change in the Transactional NAV per Unit from the beginning of the applicable period, plus the amount of any distribution per Unit declared in the period. Returns shown are reflective of each Unit class or series of a class and not of an individual investor. The Partnership believes total return is a useful measure of overall investment performance of our Units.
Results of Operations
We are dependent upon the proceeds from our continuous private offering (the “Private Offering”) in order to conduct our business. We intend to acquire infrastructure assets with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.
A discussion of the results of operations for the three and six months ended June 30, 2026 and 2025 is as follows:
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

Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the
Partnership’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2026, the Partnership incurred organization expenses of $63 and $95, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of June 30, 2026, organization expenses amounting to $6,665 and $31 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of
Assets and Liabilities. For the three and six months ended June 30, 2025, the Partnership incurred organization expenses of $2,232 and $3,747, respectively. As of June 30,
2025, organization expenses amounting to $6,375 and $5 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed
Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three and six months ended June 30, 2026, the Partnership recognized amortization of offering costs in the amount of $769 and
$1,329, respectively. As of June 30, 2026, offering costs amounting to $1,698 and $598 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For both the three and six months ended June 30, 2025, the Partnership incurred offering costs of $216. As of June 30, 2025, offering costs amounting to $1,294 and $1,078 are included within Due to affiliate and Deferred offering costs, respectively, in the
Condensed Consolidated Statements of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and six months ended June
30, 2026, the Partnership incurred professional fees of $820 and $1,980, respectively. As of June 30, 2026, total professional fees of $4,099 and $1,465 are included within
Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Partnership incurred professional fees of $817 and $1,348, respectively. As of June 30, 2025, total professional fees of $605 and $743 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Unrealized Gain (Loss) on Investment in Master Aggregator
The Partnership generates income primarily from its investment in the Master Aggregator. The Partnership had an interest of 64.7% in the Master Aggregator as of
June 30, 2026. For the three and six months ended June 30, 2026, the Master Aggregator generated a Net Increase/(Decrease) in Net Assets Resulting from Operations after
Income Taxes of $76,411 and $131,484, respectively. This resulted in the Partnership recognizing a Net Change in Unrealized Gain/(Loss) on Investments in Master
Aggregator of $42,153 and $73,306 for the three and six months ended June 30, 2026, respectively. Key drivers of the results of operations of the Master Aggregator are discussed below.
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

For the three and six months ended June 30, 2026, the Master Aggregator’s Net Increase/(Decrease) in Net Assets Resulting from Operations after Income Taxes of
$76,411 and $131,484, respectively, was attributable to an increase of $71,983 and $112,350 in Net Realized and Unrealized Gain/(Loss) on Investments which was due to an increase in unrealized appreciation during the three and six months ended June 30, 2026 for the Master Aggregator, respectively.
Master Aggregator Net Investment Income/(Loss)
For the three and six months ended June 30, 2026, the Master Aggregator’s Net Investment Income/(Loss) was $460 and $11,771, respectively.
Master Aggregator Income
For the three and six months ended June 30, 2026, the Master Aggregator generated $2,702 and $16,914, respectively, in Total Income.
Master Aggregator Expenses
For the three and six months ended June 30, 2026, the Master Aggregator incurred $2,255 and $5,143, respectively, in Total Operating Expenses.
Liquidity and Capital Resources
As of June 30, 2026, the Partnership had Total Assets of $1,055,843, an increase of $276,504, compared to $779,339 as of December 31, 2025, which was driven by investment activity and increase in fair value of the assets of the Master Aggregator. As of June 30, 2026, the Master Aggregator had Total Assets of $1,646,194, an increase of $452,661, compared to $1,193,534 as of December 31, 2025, which was driven by investment activity and increase in fair value of the assets of the Master Aggregator.
As of June 30, 2026, the Partnership had Total Liabilities of $56,445, an increase of $12,593, compared to $43,852 as of December 31, 2025, which was driven by operational expenses for maintaining the Partnership as well as servicing fees payable and distribution payable in the amounts of $26,582 and $7,319, respectively. As of
June 30, 2026, the Master Aggregator had Total Liabilities of $34,920, a decrease of $(58,276), compared to $93,195 as of December 31, 2025, which was driven by repaying the credit facility balance offset by operational expenses for maintaining the Master Aggregator and distribution payable in the amount of $8,887.
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
Cash Flows
As of June 30, 2026, the Partnership had no cash. During the six months ended June 30, 2026, net cash used in operating activities was $188,574, primarily driven by purchase of investments in the amount of $278,695 offset by distribution received from affiliated investee funds in the amount of $80,065.
As of June 30, 2026, the Master Aggregator had $85,832 in cash and cash equivalent. During the six months ended June 30, 2026, net cash used in operating activities was $253,991, primarily due to purchase of investments in the amount of $264,236 and net change in unrealized gain/loss on investments in the amount of $112,350, offset by net increase in net assets resulting from operations and accounts payable and accrued expenses in the amounts of $131,484 and $373, respectively.
As of June 30, 2026, cash, taken together with proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.

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

June 30, 2026
Components of the Partnership’s Transactional Net Asset Value
Investment in Affiliated Investments(1)	$1,052,461
Accrued performance participation allocation	(5,375)
Other Liabilities	(3,633)
Accrued Unitholder Servicing Fees	(1,151)
Transactional Net Asset Value	$1,042,302
(1)  This represents the Transactional NAV for the Partnership's Affiliated Investments.

The Transactional NAV per Unit for each class or series of a class of the Partnership as of June 30, 2026 was as follows:

	June 30, 2026
Unit Class	Transactional NAV Per Unit	Number of Units
Class A-1a	$32.95	21,298,736
Class A-1b	$32.99	2,374,093
Class A-1c	$33.03	1,260,072
Class F-1	$33.03	180,840
Class I-1	$33.22	1,059,690
Class Z - Series I-2	$34.03	301,083
Class S-1	$33.98	1,609
Class Z - Series S-2	$34.08	2,982
Class X	$34.26	4,933,752
		31,412,857
The following table reconciles GAAP Net Asset Value to Partnership’s Transactional Net Asset Value:

June 30, 2026
GAAP Net Asset Value	$999,398
Adjustments
Organizational and offering expenses and Initial Fund expenses	17,619
Servicing Fee	25,430
Non-Controlling Interests in Consolidated Entities	(145)
Transactional Net Asset Value	$1,042,302
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
Servicing Fee
Each of the Class A-1a Units, Class A-1b Units, Class D-1 Units, Class Z - Series D-2 Units, Class S-1 Units, and Class Z - Series S-2 Units bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class A-1a Units, 0.25% with respect to Class A-1b Units, Class D-1 Units and Class Z - Series D-2 Units, and 0.85% with respect to Class S-1 Units and Class Z - Series S-2 Units, of the NAV of such Class A-1a Units, Class A-1b Units, Class D-1
Units, Class Z - Series D-2 Units, Class S-1 Units and Class Z - Series S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and Unitholders are not billed separately for payment of the fees. For the avoidance of doubt, Class
A-1aTE Units, Class A-1bTE Units, Class D-1TE Units, Class Z - Series D-2TE Units, Class S-1TE Units, and Class Z - Series S-2TE will pay the applicable Servicing Fee at the Fund level, without duplication at the Feeder Fund level. No Servicing Fee will be payable with respect to Class A-1c Units, Class I-1 Units, Class Z - Series I-2
Units, Class F-1 Units, Class A-1cTE Units, Class I-1TE Units, Class Z - Series I-2TE Units or Class F-1TE Units.
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
As of June 30, 2026, Servicing Fees of $9,976 were accrued.
Principles of Consolidation
The Partnership and the Master Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810,
Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Partnership considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-
consolidation of the Master Aggregator by the Partnership was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Partnership does not have a controlling financial interest in the Master Aggregator: (a) the Master Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Partnership to control the Master Aggregator and (c) essentially all of the Master Aggregator’s activities are not conducted solely on behalf of the Partnership. The Partnership believes non-consolidation is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Master Aggregator are an integral part of the Partnership’s condensed consolidated financial statements, two sets of financial statements are included in this Quarterly Report on Form 10-Q, one for the Partnership and one for the Master Aggregator. Barring
a significant change to the activities and structure of the Master Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
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
Contractual Obligations
For contractual obligations and commitments extending beyond June 30, 2026, see Note 7 “Commitments and Contingencies” in the “Notes to Condensed
Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund LP and Note 6 “Borrowings” and Note 8 “Commitments and Contingencies” in the “Notes to
Condensed Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund Master Aggregator LP in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. Our primary market risk exposure is the changes in fair values and interest rate risk with respect to our alternative infrastructure and infrastructure-
related investments.
Changes in Fair Value
With respect to our business operations, we plan to invest primarily in equity securities of private companies and illiquid debt. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rates Risk
With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt acquisitions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.
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
All sales of unregistered securities during the six months ended June 30, 2026 were previously disclosed.
Unit Repurchases
The following table sets forth information regarding redemptions of Units during the six months ended June 30, 2026:

Redemption Period(a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes)(b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes)(c)
January 1, 2026 - June 30, 2026	38,799	$31.30	38,799	38,799
(a)  Redemptions were effective as of June 30, 2026.
(b) Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c) Expected to be redeemed during the three months ending September 30, 2026.

For additional information on the Unit Redemption Program, including a breakdown by class, or series of a class, see Note 5. “Related Party Transactions — Unit
Redemption Program” in the “Notes to Condensed Consolidated Financial Statements” of the Partnership in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Fourth Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	07/14/26
10.1	Second Amended and Restated Investment Advisory Agreement	8-K	000-56711	10.1	05/05/26
10.2	Third Amendment to Revolving Credit Agreement					*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*    Filed herewith.
**  Furnished herewith.
The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and unitholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stonepeak-Plus Infrastructure Fund LP

Date: August 14, 2026	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Steve Mlynar
Steve Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)