Form 10-Q
period 2026-09-30
Stonepeak-Plus Infrastructure Fund LP
filed 2026-11-13
CIK 2045458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2026, the registrant had the following limited partnership units outstanding: 23,391,580 units of Class Z - Series A-1a, 2,403,214 units of Class Z - Series A-1b, 1,462,886 units of Class Z - Series
A-1c, 182,819 units of Class Z - Series F-1, 1,069,696 units of Class Z - Series I-1, 690,162 units of Class Z - Series I-2, 698,138 units of Class Z - Series M-I, 1,264,635 units of Class Z - Series M-S, 2,389 units of
Class Z - Series S-1, 60,045 units of Class Z - Series S-2, 3,206,252 units of Class X and no units of Classes D-1, F-2, F-3, F-4, and Class Z - Series D-2.

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
•the term “Stonepeak” refers collectively to Stonepeak Partners LP and its subsidiaries and affiliated entities; and
•the term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are twelve classes of Units available to Fund investors: Class Z - Series A-1a (“Class Z
- Series A-1a” or the “Class Z - Series A-1a Units”), Class Z - Series A-1b (“Class Z - Series A-1b” or the “Class Z - Series A-1b Units”), Class Z - Series A-1c (“Class Z - Series
A-1c” or the “Class Z - Series A-1c Units”), Class Z - Series D-2 (“Class Z - Series D-2” or the “Class Z - Series D-2 Units”), Class Z - Series F-1 (“Class Z - Series F-1” or the
“Class Z - Series F-1 Units”), Class Z - Series I-1 (“Class Z - Series I-1” or the “Class Z - Series I-1 Units”), Class Z - Series I-2 (“Class Z - Series I-2” or the “Class Z - Series
I-2 Units”), Class Z - Series M-I (“Class Z - Series M-I” or the “Class Z - Series M-I Units”), Class Z - Series M-S (“Class Z - Series M-S” or the “Class Z - Series M-S Units”),
Class Z - Series S-1 (“Class Z - Series S-1” or the “Class Z - Series S-1 Units”), Class Z - Series S-2 (“Class Z - Series S-2” or the “Class Z - Series S-2 Units”), and Class X
(“Class X” or the “Class X Units”) (each a “Class”).

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
(a) On July 8, 2026, the Partnership redesignated the existing Units of Class A-1a Units, Class A-1b Units, Class A-1c Units, Class F-1 Units, Class I-1 Units and
Class S-1 Units and designated to Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class Z - Series A-1c Units, Class Z - Series F-1 Units, Class Z - Series
I-1 Units and Class Z - Series S-1 Units, respectively.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	As of
	September 30, 2026	December 31, 2025
Assets
Affiliated investments at fair value (Cost $929,887 as of September 30, 2026; $688,037 as of December 31, 2025)	$1,160,713	$774,863
Distribution receivable from affiliated investments	9,213	3,903
Prepaid expenses	48	90
Deferred offering costs	—	483
Total Assets	$1,169,974	$779,339

Liabilities
Servicing fee payable	$30,794	$16,606
Due to affiliate	12,182	10,577
Accrued performance participation allocation	8,617	10,825
Distribution payable	8,240	3,562
Accounts payable and accrued expenses	2,384	1,911
Redemptions payable	831	—
Management fee payable	252	371
Total Liabilities	$63,300	$43,852

Commitments and contingencies (See Note 7)

Net Assets	$1,106,674	$735,487

Net Assets are comprised of
Limited Partnership Unit - Class Z - Series A-1a Units, unlimited Units authorized, 22,883,945 Units issued and outstanding ($33.10 NAV per Unit) as of September 30, 2026; 14,216,531 Units issued and outstanding ($29.26 NAV per Unit) as of December 31, 2025[a]	757,385	415,998

(a) On July 8, 2026, the Partnership redesignated the existing Units of Class A-1a Units, Class A-1b Units, Class A-1c Units, Class F-1 Units, Class I-1 Units and
Class S-1 Units and designated to Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class Z - Series A-1c Units, Class Z - Series F-1 Units, Class Z - Series
I-1 Units and Class Z - Series S-1 Units, respectively.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	As of
	September 30, 2026	December 31, 2025
Limited Partnership Unit - Class Z - Series A-1b Units, unlimited Units authorized, 2,388,453 Units issued and outstanding ($33.73 NAV per Unit) as of September 30, 2026; 1,722,867 Units issued and outstanding ($29.82 NAV per Unit) as of December 31, 2025[a]	80,552	51,377
Limited Partnership Unit - Class Z - Series A-1c Units, unlimited Units authorized, 1,407,708 Units issued and outstanding ($34.34 NAV per Unit) as of September 30, 2026; 1,163,964 Units issued and outstanding ($30.37 NAV per Unit) as of December 31, 2025[a]	48,329	35,345
Limited Partnership Unit - Class Z - Series F-1 Units, unlimited Units authorized, 181,815 Units issued and outstanding ($34.34 NAV per Unit) as of September 30, 2026; 179,183 Units issued and outstanding ($30.37 NAV per Unit) as of December 31, 2025[a]	6,243	5,441
Limited Partnership Unit - Class Z - Series I-1 Units, unlimited Units authorized, 1,064,625 Units issued and outstanding ($34.47 NAV per Unit) as of September 30, 2026; 517,477 Units issued and outstanding ($30.67 NAV per Unit) as of December 31, 2025[a]	36,707	15,868
Limited Partnership Unit - Class Z - Series I-2 Units, unlimited Units authorized, 613,827 Units issued and outstanding ($35.28 NAV per Unit) as of September 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	21,654	—
Limited Partnership Unit - Class Z - Series M-I Units, unlimited Units authorized, 362,341 Units issued and outstanding ($35.67 NAV per Unit) as of September 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	12,920	—
Limited Partnership Unit - Class Z - Series M-S Units, unlimited Units authorized, 1,040,316 Units issued and outstanding ($33.51 NAV per Unit) as of September 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	34,840	—
Limited Partnership Unit - Class Z - Series S-1 Units, unlimited Units authorized, 2,379 Units issued and outstanding ($33.17 NAV per Unit) as of September 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025[a]	79	—
Limited Partnership Unit - Class Z - Series S-2 Units, unlimited Units authorized, 47,550 Units issued and outstanding ($33.17 NAV per Unit) as of September 30, 2026; no Units issued and outstanding (no NAV per Unit) as of December 31, 2025	1,579	—
Limited Partnership Unit - Class X Units, unlimited Units authorized, 2,962,022 Units issued and outstanding ($35.88 NAV per Unit) as of September 30, 2026; 6,772,578 Units issued and outstanding ($31.20 NAV per Unit) as of December 31, 2025	106,271	211,301
Non-Controlling Interests in Consolidated Entities	115	157
Total Net Assets	$1,106,674	$735,487
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Distribution income from affiliates	$9,239	$48	$24,433	$48
Total income	9,239	48	24,433	48
Operating expenses
Performance participation allocation	$8,617	$3,086	$18,009	$6,829
Management fee, gross	2,276	832	5,694	1,061
Professional fees	786	962	2,766	2,310
Net accretion of interest on servicing fee payable	(543)	308	652	380
Other fees	484	140	1,442	472
Amortization of offering costs	—	354	1,329	570
Organization costs	42	123	138	3,871
Total operating expenses	11,662	5,805	30,030	15,493
Management fee offset and waiver	(2,025)	(589)	(5,389)	(697)
Net operating expenses	9,637	5,216	24,641	14,796
Reimbursable expenses previously borne by an affiliate of the Investment Advisor (Note 5)	—	—	—	2,744
Net investment income/(loss)	(398)	(5,168)	(208)	(17,492)
Net realized and change in unrealized gain/(loss) on investments
Net realized gain/(loss) on investments	—	19	—	19
Net change in unrealized gain/(loss) on investments	70,920	23,917	144,000	53,723
Net realized and change in unrealized gain/(loss) on investments	70,920	23,936	144,000	53,742
Net increase/(decrease) in net assets resulting from operations	70,522	18,768	143,792	36,250
Less: net increase/(decrease) in net assets resulting from operations attributable to non- controlling interests in consolidated entities	(30)	30	(42)	37
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak-Plus Infrastructure Fund LP	$70,552	$18,738	$143,834	$36,213
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class Z - Series A-1a	Class Z - Series A-1b	Class Z - Series A-1c	Class Z - Series F-1	Class Z - Series I-1	Class Z - Series I-2	Class Z - Series M-I	Class Z - Series M-S	Class Z - Series S-1	Class Z - Series S-2	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at June 30, 2026	$665,745	$75,650	$40,902	$5,871	$34,614	$10,077	$—	$—	$51	$94	$166,249	$—	$145	$999,398
Net investment income/ (loss)	539	(37)	(194)	(35)	95	78	(15)	(37)	1	(3)	(789)	—	(1)	(398)
Proceeds from Units issued	50,440	—	4,937	—	—	10,712	12,662	36,408	25	1,538	225	—	—	116,947
Issuance of Units for performance participation allocation	—	—	—	—	—	—	—	—	—	—	5,375	—	—	5,375
Distributions reinvested	3,183	474	25	32	164	50	—	—	—	1	131	—	—	4,060
Redemption of Units, Net of Early Redemption Deduction	(738)	5	3	—	2	1	—	—	—	—	(75,039)	—	—	(75,766)
Distributions to Unitholders	(5,500)	(619)	(394)	(51)	(298)	(177)	(101)	(283)	(1)	(12)	(830)	—	—	(8,266)
Servicing fees	(3,176)	(78)	—	—	—	—	—	(2,244)	(2)	(96)	—	—	—	(5,596)
Net change in unrealized gain/(loss) on investments	47,142	5,114	3,089	423	2,111	1,035	541	1,475	4	77	9,938	—	(29)	70,920
Reallocation of net assets	(250)	43	(39)	3	19	(122)	(167)	(479)	1	(20)	1,011	—	—	—
Balance at September 30, 2026	$757,385	$80,552	$48,329	$6,243	$36,707	$21,654	$12,920	$34,840	$79	$1,579	$106,271	$—	$115	$1,106,674

Balance at June 30, 2025	$218,919	$36,442	$31,799	$4,860	$—	$—	$—	$—	$—	$—	$6,317	$—	$107	$298,444
Net investment income/ (loss)	(4,159)	(586)	(220)	(34)	(181)	—	—	—	—	—	13	—	(1)	(5,168)
Proceeds from Units issued	76,023	10,000	—	—	6,156	—	—	—	—	—	50	—	—	92,229
Redemption of Units	(220)	—	—	—	—	—	—	—	—	—	—	—	—	(220)
Servicing fees	(3,477)	(241)	—	—	—	—	—	—	—	—	—	—	—	(3,718)
Net realized gain/(loss) on investments	15	2	2	—	—	—	—	—	—	—	—	—	—	19
Net change in unrealized gain/(loss) on investments	18,028	2,871	2,036	312	237	—	—	—	—	—	402	—	31	23,917
Balance at September 30, 2025	$305,129	$48,488	$33,617	$5,138	$6,212	$—	$—	$—	$—	$—	$6,782	$—	$137	$405,503
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
(a) Values within Net investment income/(loss) and Reallocation of net assets both round to less than one thousand.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class Z - Series A-1a	Class Z - Series A-1b	Class Z - Series A-1c	Class Z - Series F-1	Class Z - Series I-1	Class Z - Series I-2	Class Z - Series M-I	Class Z - Series M-S	Class Z - Series S-1[a]	Class Z - Series S-2	Class X	General Partner Interest	Non- Controlling Interests in Consolidated Entities	Total Net Assets/ (Deficit)
Balance at December 31, 2025	$415,998	$51,377	$35,345	$5,441	$15,868	$—	$—	$—	$—	$—	$211,301	$—	$157	$735,487
Net investment income/ (loss)	(2,497)	(243)	(142)	(21)	(133)	(63)	(15)	(37)	—	(5)	2,950	—	(2)	(208)
Proceeds from Units issued	270,868	20,050	7,962	—	16,828	20,784	12,663	36,408	78	1,638	325	—	—	387,604
Issuance of Units for performance participation allocation	—	—	—	—	—	—	—	—	—	—	20,217	—	—	20,217
Distributions reinvested	7,153	1,031	38	84	371	50	—	—	—	1	226	—	—	8,954
Redemption of Units, Net of Early Redemption Deduction	(2,016)	5	3	—	2	1	—	—	—	—	(150,039)	—	—	(152,044)
Distributions to Unitholders	(14,078)	(1,648)	(1,015)	(141)	(816)	(255)	(101)	(283)	(1)	(13)	(3,631)	—	—	(21,982)
Servicing fees	(12,484)	(519)	—	—	—	—	—	(2,244)	(5)	(102)	—	—	—	(15,354)
Net change in unrealized gain/(loss) on investments	96,190	10,544	6,073	855	4,563	1,402	541	1,475	7	80	22,310	—	(40)	144,000
Reallocation of net assets	(1,749)	(45)	65	25	24	(265)	(168)	(479)	—	(20)	2,612	—	—	—
Balance at September 30, 2026	$757,385	$80,552	$48,329	$6,243	$36,707	$21,654	$12,920	$34,840	$79	$1,579	$106,271	$—	$115	$1,106,674

Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Net investment income/ (loss)	(13,344)	(2,082)	(1,497)	(229)	(180)	—	—	—	—	—	(158)	—	(2)	(17,492)
Proceeds from Units issued	290,138	45,000	30,000	4,585	6,155	—	—	—	—	—	5,834	(1)	100	381,811
Redemption of Units	(220)	—	—	—	—		—	—	—		—	—	—	(220)
Servicing fees	(11,447)	(892)	—	—	—	—	—	—	—	—	—	—	—	(12,339)
Net realized gain/(loss) on investments	15	2	2	—	—		—	—	—		—	—	—	19
Net change in unrealized gain/(loss) on investments	39,987	6,460	5,112	782	237	—	—	—	—	—	1,106	—	39	53,723
Balance at September 30, 2025	$305,129	$48,488	$33,617	$5,138	$6,212	$—	$—	$—	$—	$—	$6,782	$—	$137	$405,503
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$143,792	$36,250
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchases of investments	(391,850)	(381,812)
Distribution received from affiliated investee funds	150,000	—
Net change in unrealized (gain)/loss on investments	(144,000)	(53,723)
Net realized (gain)/loss on investments	—	(19)
Proceeds from investments	—	220
Amortization of offering costs	1,329	570
Net accretion of interest on servicing fee payable	652	380
Changes in assets and liabilities
Distribution receivable from affiliated investments	(5,310)	(48)
Deferred offering costs	(846)	(1,367)
Prepaid expenses	42	(109)
Accrued performance participation allocation	18,009	6,829
Due to affiliate	1,605	9,740
Accounts payable and accrued expenses	473	1,133
Management fee payable	(119)	364
Net cash used in operating activities	$(226,223)	$(381,592)
Financing activities
Proceeds from Units issued	387,604	381,811
Redemption of Units, Net of Early Redemption Deduction	(151,213)	—
Distributions to Unitholders	(8,350)	(220)
Servicing fee paid	(1,818)	—
Net cash provided by financing activities	$226,223	$381,591
Cash
Net increase/(decrease) in cash	—	(1)
Cash, beginning of period	—	1
Cash, end of period	$—	$—
Supplemental disclosure of non-cash financing activities
Issuance of Units for performance participation allocation	$20,217	$—
Servicing fee payable	$9,900	$12,339
Distributions reinvested	$8,954	$—
Redemption payable	$831	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 The Master Aggregator controls and consolidates this entity. Included in this interest is an indirect investment in Stonepeak Partners Holdings LP, Stonepeak GP Investors
Holdings LP, and Stonepeak GP Investors Holdings (CYM) LP.

Stonepeak-Plus Infrastructure Fund LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	As of September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other Investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500	$2,969	0.3%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	925,547	1,155,534	104.4%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Various	Americas	1,840	2,210	0.2%
Total Affiliated Investee Fund Investments				$927,387	$1,157,744	104.6%
Total Investments				$929,887	$1,160,713	104.9%

	As of December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Other Affiliated Investments
Other Investments	LP Interest	Digital Infrastructure	EMEA[1]	$2,500	$3,958	0.5%
Affiliated Investee Funds
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	LP Interest	Various	Various	684,689	769,971	104.7%
Stonepeak-Plus Infrastructure Fund Aggregator I LP2	LP Interest	Communications	Americas	848	934	0.1%
Total Affiliated Investee Fund Investments				$685,537	$770,905	104.8%
Total Investments				$688,037	$774,863	105.3%
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Note 1. Organization
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) is a Delaware limited partnership which was formed on April 29, 2024. The Partnership is governed by its
Fourth Amended and Restated Limited Partnership Agreement dated as of July 8, 2026 (as amended, restated and/or supplemented from time to time, the “Partnership
Agreement”). The Partnership was initially formed under the name “Stonepeak Access Fund LP” and has changed its name pursuant to an amendment to the certificate of limited partnership of the Partnership, as filed in Delaware on October 15, 2024, to “Stonepeak-Plus Infrastructure Fund LP”. The Partnership is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). Stonepeak-Plus Infrastructure Fund Advisors LLC (the
“Investment Advisor”) is the investment advisor of the Partnership. The Investment Advisor is a registered investment advisor with the U.S. Securities and Exchange
Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”) by virtue of being a relying adviser of one of its affiliates.
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
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the “Administrator”), under which the
Administrator provides various accounting and administrative services to the Partnership. Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at the Partnership, Feeder Fund and Master Aggregator. For the three and nine months ended September 30, 2026, the Partnership incurred an Administration Fee of
$196 and $715, respectively, which has been included as Professional fees on the Condensed Consolidated Statements of Operations. For both the three and nine months ended September 30, 2025, the Partnership incurred an Administration Fee of $18, which has been included as Professional fees on the Condensed Consolidated Statements of Operations.
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
The condensed consolidated financial statements as of and for the period ended September 30, 2026, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification
(“ASC”) Topic 946. The functional currency of the Partnership is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency.
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the
Partnership’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2026, the Partnership incurred organization expenses of $42 and $138, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of September 30, 2026, organization expenses amounting to $6,705 and $34 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated
Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Partnership incurred organization expenses of $123 and $3,871, respectively. As of September 30, 2025, organization expenses amounting to $3,864 and $7 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three and nine months ended September 30, 2026, the Partnership recognized amortization of offering costs of $0 and $1,329, respectively. As of September 30, 2026, offering costs amounting to $1,640 and $620 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Partnership incurred offering costs of $354 and $570, respectively. As of September 30, 2025, offering costs amounting to $543, $798 and $27 are included within Due to affiliate, Deferred offering costs, and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and nine months ended
September 30, 2026, the Partnership incurred professional fees of $786 and $2,766, respectively. As of September 30, 2026, total professional fees of $1,510 are included within Accounts payable and accrued expenses in the Condensed Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30,
2025, the Partnership incurred professional fees of $962 and $2,310, respectively. As of September 30, 2025, total professional fees of $1,329 and $981 are included within
Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Income Taxes
The Partnership is treated as a partnership for U.S. federal and state income tax purposes, is not directly subject to U.S. federal income taxes, and is generally not directly subject to U.S. state income taxes. The Partnership is subject to the provisions of the Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes”. This
standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the condensed consolidated financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-
likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. The General Partner has analyzed the Partnership’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that there were no uncertain tax positions that require a provision for income tax in the Partnership’s condensed consolidated financial statements for both the three and nine months ended September 30,
2026 and 2025. Interest and penalties assessed by the tax authorities would be recognized as expenses in the period in which they were incurred and are presented as other

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
expenses in the Condensed Consolidated Statements of Operations. For both the three and nine months ended September 30, 2026 and 2025, there were no income tax expenses and no interest and penalties were incurred.
As of September 30, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
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
Affiliates
The General Partner, Investment Advisor, the Master Aggregator, the Feeder Fund, Parallel Funds, and other vehicles sponsored, advised and/or managed by SP+
INFRA or its affiliates are affiliates of the Partnership.
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
In September 2026, the FASB issued Accounting Standards Update No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity
Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). ASU 2026-03 requires investment companies within the scope of Topic 946 to consider contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any related discount. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Partnership evaluated
ASU 2026-03 and determined it will have no impact as the Partnership does not hold equity securities subject to contractual sale restrictions.
Note 3. Investment in the Master Aggregator
The Partnership recognizes distribution income when earned at the time of record date. The Partnership had a limited partner interest of 53.9% and 70.1% interest in the Master Aggregator as of September 30, 2026 and December 31, 2025, respectively. The remaining interest in the Master Aggregator is held by Stonepeak-Plus
Infrastructure Master Fund SCSp-RAIF and the General Partner. The Partnership’s interest in the Master Aggregator may result in the Partnership indirectly holding investments of the Master Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Partnership.
Note 4. Investments and Fair Value Measurement
The following tables summarize the valuation of investments by the fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash	$—	$—	$—	$—	$—
Total cash	—	—	—	—	—
Investments
Affiliated investee funds	—	—	—	1,157,744	1,157,744
Total investments	—	—	—	1,157,744	1,157,744
Other affiliated investments
Other investments	—	—	2,969	—	2,969
Total other affiliated investments	—	—	2,969	—	2,969
Total cash and investments	$—	$—	$2,969	$1,157,744	$1,160,713

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
September 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Other affiliated Investments
Other investments	$2,969	Discounted Cash Flows	Discount rate	15%	15%	Lower
			LQA EBITDA Exit Multiple	18.0x	18.0x	Higher
Total other affiliated investments	$2,969
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
For the three and nine months ended September 30, 2026 and 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Three Months Ended September 30,
	2026	2025
	Other Affiliated Investments	Other Affiliated Investments
Balance, beginning of period	$3,693	$3,514
Purchases	—	—
Change in unrealized gain/(loss) included in net assets	(724)	(49)
Balance, end of period	$2,969	$3,465

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$(724)	$(49)

	Nine Months Ended September 30,
	2026	2025
	Other Affiliated Investments	Other Affiliated Investments
Balance, beginning of period	$3,958	$—
Purchases	—	2,500
Change in unrealized gain/(loss) included in net assets	(989)	965
Balance, end of period	$2,969	$3,465

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$(989)	$965
NAV as a Practical Expedient
The Master Aggregator and Stonepeak-Plus Infrastructure Fund Aggregator I LP (together, “Affiliated Investee Funds”) were formed with the objectives of acquiring, holding, and disposing of investments.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of September 30, 2026:

Affiliated Investee Funds	Unfunded Commitment	Fair Value
Stonepeak-Plus Infrastructure Fund Master Aggregator LP	$—	$1,155,534
Stonepeak-Plus Infrastructure Fund Aggregator I LP	$—	$2,210
Total Affiliated Investee Funds	$—	$1,157,744
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
Note 5. Related Party Transactions
Due to Affiliate
The Partnership's operating expenses are paid either by the Partnership or by the Investment Advisor or its related affiliates. As of September 30, 2026, an affiliate of the Investment Advisor has advanced total costs of $12,182 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the
Condensed Consolidated Statements of Assets and Liabilities within Due to affiliate. For the three and nine months ended September 30, 2026, the Partnership paid an affiliate of the Investment Advisor in the amounts of $2,561 and $3,071, respectively. As of December 31, 2025, an affiliate of the Investment Advisor had advanced total costs of $10,577 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated Statements of Assets and
Liabilities within Due to affiliate.
Affiliated Unitholders Ownership and Concentration
As of September 30, 2026, SP Investors collectively held approximately 2,082,813 Class X Units, representing approximately 70.3% of all outstanding Class X Units and approximately 6.3% of the total Units outstanding of the Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 6.6%
as of September 30, 2026. As of December 31, 2025, SP Investors collectively held approximately 6,529,108 Class X Units, representing approximately 96.4% of all outstanding Class X Units and approximately 26.6% of the total Units outstanding of the Partnership. Total affiliated net assets as a percentage of the Partnership's total net assets was approximately 27.7% as of December 31, 2025. At September 30, 2026 and December 31, 2025, all other Class X Unitholders were the General Partner,
Members of the Board of Directors, and employees of the affiliated investment manager.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Class	Applicable Management Fee Percentage
Class Z - Series A-1a	0.875% per annum
Class Z - Series A-1b	0.875% per annum
Class Z - Series A-1c	0.875% per annum
Class Z - Series F-1	0.875% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class Z - Series I-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class Z - Series I-2	1.25% per annum
Class Z - Series M-I	0.90% per annum after the first 12 months of the initial closing of Class Z - Series M-I Units or Class Z - Series M-S Units
Class Z - Series M-S	0.90% per annum after the first 12 months of the initial closing of Class Z - Series M-I Units or Class Z - Series M-S Units
Class Z - Series S-1	1.0% per annum until the end of the 48-month period following the Initial Closing Date, and 1.25% per annum thereafter
Class Z - Series S-2	1.25% per annum
Class X	—% per annum
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
The Management Fee payable by the Partnership with respect to each Class or series of a Class of Units shall be reduced by an amount (the “Reduction Amount”)
equal to 100% of the Partnership’s pro rata share of any fees earned by the Investment Advisor and its affiliates in connection with Investments and from the Partnership’s unconsummated transactions (“Other Fees”) allocable to the Units in such Class or such series of a Class (net of reasonable out-of-pocket expenses incurred by the
Investment Advisor or its affiliates (and not otherwise reimbursed) during the immediately preceding monthly period in connection with the transaction out of which such fees arose (but shall not be net of all other direct or administrative costs allocable to such fees), it being understood that the Investment Advisor or its affiliates may seek to have all such reasonable out-of-pocket expenses and costs reimbursed or paid by the Partnership in respect of which such expenses and costs are generated (which shall not be considered a fee for purposes of calculating the Reduction Amount)). In the event the Investment Advisor and its affiliates have paid any fees, costs and expenses incurred in connection with a proposed Investment that is not actually made or a proposed disposition which is not actually consummated (“Broken Deal Expenses”)
allocable to Units in a relevant Class or series of a Class in lieu of having them paid by the Partnership, then the Reduction Amount with respect to such Class or such series of a Class for such monthly period will be decreased by the amount of such Broken Deal Expenses then or previously paid by the Investment Advisor and its affiliates with respect to such Class or such series of a Class to the extent that such Broken Deal Expenses have not already been applied against the Reduction Amount. The Reduction
Amount with respect to any Class or series of a Class for each monthly period shall be applied to reduce the Management Fee payable with respect to such Class or such series of a Class for such monthly period (but not to an amount below zero) and to the extent not so applied shall be carried forward for application against future installments of the Management Fee with respect to such Class or such series of a Class until such Reduction Amount is fully utilized in reducing the Management Fee with respect to such Class or such series of a Class. To the extent such excess Reduction Amount remains unapplied with respect to any Class or series of a Class upon either (i)

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
the redemption (or withdrawal) of all Units in such Class or such series of a Class or (ii) the Partnership’s final distribution of assets, the Investment Advisor or an affiliate thereof shall retain such unapplied amount.
During the three and nine months ended September 30, 2026, the Partnership accrued gross Management Fees of $2,276 and $5,694, respectively. For the three and nine months ended September 30, 2026, the Management Fee is net of $2,025 and $5,389, respectively, in management fee offset (the “Management Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For the three and nine months ended September 30, 2026, the net Management Fees were $251 and
$305, respectively. During the three and nine months ended September 30, 2025, the Partnership accrued gross Management Fees of $832 and $1,061, respectively. For the three and nine months ended September 30, 2025, the Management Fee is net of $589 and $697, respectively, in management fee offset (the “Management Fee Offset”), which consists of transaction fees payable to an affiliate of the Partnership. For the three and nine months ended September 30, 2025, the net Management Fees were $243 and $364, respectively.
Partnership Agreement
The Partnership has entered into the Partnership Agreement with the General Partner. Under the terms of the Partnership Agreement, overall responsibility for the
Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Servicing Fee
Each of the Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class D-1 Units, Class Z - Series D-2 Units, Class Z - Series M-S, Class Z - Series S-1 Units,
and Class Z - Series S-2 Units bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class Z - Series
A-1a Units, 0.25% with respect to Class Z - Series A-1b Units, and Class Z - Series D-2 Units, and 0.85% with respect to Class Z - Series M-S, Class Z - Series S-1 Units and Class Z - Series S-2 Units, of the NAV of such Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class Z - Series D-2 Units, Class Z - Series S-1 Units and Class
Z - Series S-2 Units, as applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the
Servicing Fee, redemptions, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the
Partnership, and Unitholders are not billed separately for payment of the fees.
The Investment Advisor remits payment of the ongoing Servicing Fees on behalf of the Partnership and is reimbursed by the Partnership for such payments.
The Servicing Fee is allocated to a Unitholder’s financial intermediary through which such Unitholder was placed in the Partnership. Any amounts allocated in accordance with the foregoing sentence will compensate such financial intermediary for reporting, administrative and other services provided to a Unitholder by such financial intermediary. The receipt of the Servicing Fee by a Unitholder’s financial intermediary will result in a conflict of interest. The Partnership accrues the cost of the servicing fees over the estimated life of the Units, at present value at the time the Units are sold. Interest expense is accrued over the estimated life of the Units and recorded in the Condensed Consolidated Statements of Operations as accretion of interest on servicing fee payable. For the three and nine months ended September 30, 2026, the net accretion of interest on servicing fee payable was $(543) and $652, respectively, and as of September 30, 2026, the Servicing Fee Payable was $30,794. For the three and nine months ended September 30, 2025, the net accretion of interest on servicing fee payable was $308 and $380, respectively, and as of December 31, 2025, the servicing fee payable was $16,606.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
•First, if the Total Return (as defined below) for the applicable period exceeds the sum of (i) the Hurdle Amount (as defined below) for that period and (ii) the Loss
Carryforward Amount (as defined below) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Recipient equals
12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Recipient pursuant to this clause and;
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
The Recipient may elect to receive the Performance Participation Allocation in cash, Units of the Partnership or any Parallel Fund and/or shares, Units or interests (as applicable) of Intermediate Entities (“Unit Allocation”). Such Units may be redeemed at the Recipient’s request and will be subject to the volume limitations of the
Partnership’s Unit Redemption Program but not the early redemption deduction of the Unit Redemption Program. As of September 30, 2026, the Recipient elected to receive
$20,217 of Performance Participation Allocation in 620,724 Class X Units. As of December 31, 2025, no such election was made.
For the three and nine months ended September 30, 2026, the Partnership accrued $8,617 and $18,009 of Performance Participation Allocation, respectively. For the three and nine months ended September 30, 2025, the Partnership accrued $3,086 and $6,829, respectively, of Performance Participation Allocation.
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
During the three and nine months ended September 30, 2026, 23,872 and 62,670 Units were redeemed for an aggregate value, net of the Early Redemption
Deduction, of $792 and $2,007, respectively.
Stonepeak Unit Repurchase Arrangement for Class X Units Held by SP Investors
In recognition of SP Investors’ supporting the Partnership’s initial and potential future acquisitions, the Partnership has adopted an arrangement to repurchase any
Class X Units acquired by SP Investors (the “Eligible Units”). On the last calendar day of each month (the “Repurchase Date”), the Partnership expects to offer to repurchase SP Investors’ Eligible Units having an aggregate NAV (the “Monthly Repurchase Amount”) up to (i) the net proceeds from new subscriptions for Units that the
Partnership receives in the offering of the Partnership’s Units (other than Eligible Units) for such month (which subscriptions will be accepted and effective on or after the first business day of the following month) less (ii) the aggregate redemption amount of Units (other than Eligible Units) received by the Partnership during such month pursuant to the Unit Redemption Program plus (iii) the Excess Operating Cash Flow (as defined below). In addition to the Monthly Repurchase Amount for the applicable month, the Partnership will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The repurchase price per Eligible
Unit for each repurchase from the SP Investors will be the NAV per Eligible Unit as of the Repurchase Date, as determined in accordance with the Partnership’s valuation policy. The Unit repurchase arrangement is not subject to any time limit and will continue until the Partnership has repurchased all Eligible Units. As of September 30, 2026 and December 31, 2025, 2,082,813 and 6,529,108 Class X Units were held by the SP Investors, respectively.
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
Reimbursable Expenses Previously Borne by An Affiliate of the Investment Advisor
During the year ended December 31, 2024, an affiliate of the Investment Advisor had advanced organizational costs and professional fees of $2,744. For the year ended December 31, 2025, the Partnership determined it was probable that they would commence operations and had in fact commenced operations thus incurring these previously advanced costs for a total of $2,744.
Note 6. Net Assets
The Partnership, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Class or series of a Class (as defined below).
The Partnership has thirteen classes or series of classes of limited partnership units (the “Units”): Class Z - Series A-1a, Class Z - Series A-1b, Class Z - Series A-1c,
Class D-1, Class Z - Series D-2, Class Z - Series F-1, Class Z - Series I-1, Class Z - Series I-2, Class Z - Series M-I, Class Z - Series M-S, Class Z - Series S-1, Class Z -

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Series S-2, and Class X (each a “Class” or a “series of a Class”). The purchase price per Unit of each Class or each series of a Class is equal to the transactional NAV per
Unit (i.e., the price at which transactions in the Partnership’s Units are made) for such Class or such series of a Class as of the last calendar day of the immediately preceding month. Before the Partnership had determined its first transactional NAV, the subscription price for Units was $25.00 per Unit plus applicable Subscription Fees. The
Partnership will only accept subscriptions as of the first business day of each month (a “Subscription Date”), unless the General Partner determines otherwise. There are variations between these Classes or series of Classes including Subscription Fees, Servicing Fees, Management Fees and minimum investment limits. From time to time, the
Investment Advisor or its affiliate, out of its own resources and without additional cost to the Partnership or its investors, may offer other discounts, waivers or other incentives to investors. As of September 30, 2026, the Investment Advisor or its affiliate contributed $1,472 on behalf of purchasing investors. This investor incentive resulted in an increase to Net Assets as of September 30, 2026.
On December 31, 2024, the General Partner invested $1 for no Units as its initial capital. As of September 30, 2026 and September 30, 2025, there were 32,954,981
Units and 14,471,783 Units outstanding, respectively.
The following tables present transactions in the Units during the three and nine months ended September 30, 2026 and 2025:

	Class Z - Series A-1a	Class Z - Series A-1b	Class Z - Series A-1c	Class Z - Series F-1	Class Z - Series I-1	Class Z - Series I-2	Class Z - Series M- I	Class Z - Series M- S	Class Z - Series S-1	Class Z - Series S-2	Class X	Total
Units Outstanding as of June 30, 2026	21,298,736	2,374,093	1,260,072	180,840	1,059,690	301,083	—	—	1,609	2,982	4,933,752	31,412,857
Units issued during the period	1,607,713	14,360	147,636	975	4,935	312,744	362,341	1,040,316	770	44,568	167,272	3,703,630
Redemption of Units	(22,504)	—	—	—	—	—	—	—	—	—	(2,139,002)	(2,161,506)
Units Outstanding as of September 30, 2026	22,883,945	2,388,453	1,407,708	181,815	1,064,625	613,827	362,341	1,040,316	2,379	47,550	2,962,022	32,954,981

Units Outstanding as of June 30, 2025	8,307,405	1,357,958	1,163,964	177,892	—	—	—	—	—	—	228,304	11,235,523
Units issued during the period	2,676,683	352,957	—	—	212,641	—	—	—	—	—	1,739	3,244,020
Redemption of Units	(7,760)	—	—	—	—	—	—	—	—	—	—	(7,760)
Units Outstanding as of September 30, 2025	10,976,328	1,710,915	1,163,964	177,892	212,641	—	—	—	—	—	230,043	14,471,783

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class Z - Series A-1a	Class Z - Series A-1b	Class Z - Series A-1c	Class Z - Series F-1	Class Z - Series I-1	Class Z - Series I-2	Class Z - Series M- I	Class Z - Series M- S	Class Z - Series S-1	Class Z - Series S-2	Class X	Total
Units Outstanding as of December 31, 2025	14,216,531	1,722,867	1,163,964	179,183	517,477	—	—	—	—	—	6,772,578	24,572,600
Units issued during the period	8,728,717	665,586	243,744	2,632	547,148	613,827	362,341	1,040,316	2,379	47,550	637,107	12,891,347
Redemption of Units	(61,303)	—	—	—	—	—	—	—	—	—	(4,447,663)	(4,508,966)
Units Outstanding as of September 30, 2026	22,883,945	2,388,453	1,407,708	181,815	1,064,625	613,827	362,341	1,040,316	2,379	47,550	2,962,022	32,954,981

Units Outstanding as of December 31, 2024	—	—	—	—	—	—	—	—	—	—	—	—
Units issued during the period	10,984,088	1,710,915	1,163,964	177,892	212,641	—	—	—	—	—	230,043	14,479,543
Redemption of Units	(7,760)	—	—	—	—	—	—	—	—	—	—	(7,760)
Units Outstanding as of September 30, 2025	10,976,328	1,710,915	1,163,964	177,892	212,641	—	—	—	—	—	230,043	14,471,783
Unless specific to a class or series of a class, income and expenses are allocated proportionate to the class’s or series of the class’s share of the Net Asset Value.
On July 8, 2026, Stonepeak-Plus Infrastructure Fund Associates LP, the general partner of the Partnership (the “General Partner”), entered into the Fourth
Amended and Restated Limited Partnership Agreement of the Partnership (the “Amended Partnership Agreement”) to authorize the General Partner to cause the Partnership to redesignate the existing Units of Class A-1a Units, Class A-1b Units, Class A-1c Units, Class F-1 Units, Class I-1 Units and Class S-1 Units to Class Z - Series A-1a
Units, Class Z - Series A-1b Units, Class Z - Series A-1c Units, Class Z - Series F-1 Units, Class Z - Series I-1 Units and Class Z - Series S-1 Units, respectively.
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
The following table presents our distributions that were paid and/or payable for each Class or series of a Class of its Units for the three and nine months ended
September 30, 2026:

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Net Distribution per Unit
Class of Units	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Class Z - Series A-1a	$0.4628	$0.8077
Class Z - Series A-1b	$0.4999	$0.8710
Class Z - Series A-1c	$0.5400	$0.9400
Class Z - Series F-1	$0.5400	$0.9400
Class Z - Series I-1	$0.5400	$0.9400
Class Z - Series I-2	$0.5400	$0.5400
Class Z - Series M-I	$0.2800	$0.2800
Class Z - Series M-S	$0.2725	$0.2725
Class Z - Series S-1	$0.4354	$0.4354
Class Z - Series S-2	$0.5177	$0.5177
Class X	$0.5400	$0.9400
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
The Investment Advisor will advance all of the Partnership’s organizational and offering expenses on the Partnership’s behalf (other than Subscription Fees and
Servicing Fees) through the second anniversary of Initial Closing Date. The Partnership will reimburse the Investment Advisor for such advanced expenses when and if requested by the Investment Advisor over the sixty (60) months following the second anniversary of the Initial Closing Date, and such reimbursement may be non-ratable in any month when the Investment Advisor requests reimbursement of a non-ratable amount. As of September 30, 2026 and December 31, 2025, $12,182 and $10,577 was
payable to the Investment Advisor, respectively.
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

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Note 8. Financial Highlights
The following financial highlights for the nine months ended September 30, 2026 and September 30, 2025 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated
herein due to the timing of capital transactions and differing fee arrangements.

	Nine Months Ended September 30, 2026(a)
	Class Z - Series A-1a	Class Z - Series A-1b	Class Z - Series A-1c	Class Z - Series F-1	Class Z - Series I-1	Class Z - Series I-2	Class Z - Series M-I	Class Z - Series M-S	Class Z - Series S-1	Class Z - Series S-2	Class X
Per Unit Data
Net asset value, beginning of period	$29.26	$29.82	$30.37	$30.37	$30.67	$—	$—	$—	$—	$—	$31.20
Proceeds from Units issued	—	—	—	—	—	33.18	34.91	34.91	32.91	33.53	—
Distributions to Unitholders	(0.67)	(0.72)	(0.78)	(0.78)	(0.78)	(0.54)	(0.28)	(0.27)	(0.44)	(0.52)	(0.78)
Consideration from the issuance of Units(b)	0.58	0.32	0.10	0.01	0.09	0.53	0.15	0.39	0.25	1.38	0.08
Redemption of Units	(0.00)	—	—	—	—	—	—	—	—	—	—
Repurchase of Class X Units held by SP Investors	—	—	—	—	—	—	—	—	—	—	(0.81)
Servicing fees	(0.62)	(0.24)	—	—	—	—	—	(3.34)	(2.72)	(4.49)	—
Reallocation of net assets	(0.09)	(0.02)	0.05	0.14	0.02	(0.72)	(0.53)	(0.71)	0.22	(0.96)	0.48
Net investment income/(loss)	(0.12)	(0.11)	(0.11)	(0.12)	(0.14)	(0.17)	(0.05)	(0.05)	(0.24)	(0.22)	0.54
Net change in realized and unrealized gain/(loss) on investments	4.76	4.68	4.71	4.72	4.61	3.00	1.47	2.58	3.19	4.45	5.17
Net increase/(decrease) in net assets resulting from operations	4.64	4.57	4.60	4.60	4.47	2.83	1.42	2.53	2.95	4.23	5.71
Net increase/(decrease) in net assets	3.84	3.91	3.97	3.97	3.80	35.28	35.67	33.51	33.17	33.17	4.68
Net asset value, end of period	$33.10	$33.73	$34.34	$34.34	$34.47	$35.28	$35.67	$33.51	$33.17	$33.17	$35.88
Units outstanding, end of period	22,883,945	2,388,453	1,407,708	181,815	1,064,625	613,827	362,341	1,040,316	2,379	47,550	2,962,022
Total return based on change in net asset value(c)	15.41%	15.53%	15.64%	15.64%	14.93%	7.96%	2.98%	(3.24)%	2.13%	0.48%	17.50%
Ratios to weighted-average net assets (non-annualized)
Expenses without waivers/offsets(d)	(3.80)%	(3.69)%	(3.63)%	(3.58)%	(3.65)%	(2.74)%	(1.22)%	(1.56)%	(3.05)%	(2.59)%	(0.39)%
Expenses and management fees waivers/offsets(d)	0.71%	0.73%	0.72%	0.73%	0.53%	0.18%	0.15%	0.16%	0.22%	0.12%	—%
Total net expenses	(3.09)%	(2.96)%	(2.91)%	(2.85)%	(3.12)%	(2.56)%	(1.07)%	(1.40)%	(2.83)%	(2.47)%	(0.39)%
Accrued performance participation allocation	(2.33)%	(2.29)%	(2.26)%	(2.23)%	(2.28)%	(1.60)%	(0.71)%	(0.90)%	(1.92)%	(1.44)%	—%
Net investment income/(loss)	(0.41)%	(0.36)%	(0.36)%	(0.37)%	(0.44)%	(0.50)%	(0.14)%	(0.16)%	(0.76)%	(0.64)%	1.68%

Stonepeak-Plus Infrastructure Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2025(a)
	Class Z - Series A-1a	Class Z - Series A-1b	Class Z - Series A-1c	Class Z - Series F-1	Class Z - Series I-1	Class X
Per Unit Data
Net asset value, beginning of period	$—	$—	$—	$—	$—	$—
Net investment income/(loss)	(1.39)	(1.35)	(1.29)	(1.29)	(1.92)	(0.77)
Net change in unrealized gain/(loss) on investments	4.11	4.21	4.39	4.39	2.20	5.24
Net increase/(decrease) in net assets resulting from operations	2.72	2.86	3.10	3.10	0.28	4.47
Proceeds from Units issued	25.77	25.77	25.77	25.77	28.51	25.00
Premium on issuance of Units	0.51	0.30	—	—	0.43	0.01
Servicing fees	(1.20)	(0.58)	—	—	—	—
Net increase/(decrease) in net assets	27.80	28.35	28.87	28.87	29.22	29.48
Net asset value, end of period	$27.80	$28.35	$28.87	$28.87	$29.22	$29.48
Units outstanding, end of period	10,976,328	1,710,915	1,163,964	177,892	212,641	230,043
Total return based on change in net asset value(c)	7.87%	9.98%	12.06%	12.06%	2.49%	17.92%

Ratios to weighted-average net assets (non-annualized)
Expenses without waivers/offsets(d)	(5.47)%	(5.26)%	(4.96)%	(4.96)%	(6.86)%	(2.90)%
Expenses and management fees waivers/offsets(d)	0.21%	0.21%	0.20%	0.20%	0.21%	—%
Total net expenses	(5.26)%	(5.05)%	(4.76)%	(4.76)%	(6.65)%	(2.90)%
Accrued performance participation allocation	(2.05)%	(2.04)%	(2.10)%	(2.10)%	(1.23)%	—%
Net investment income/(loss)	(5.26)%	(5.05)%	(4.77)%	(4.77)%	(6.66)%	(2.90)%
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands)

	As of
	September 30, 2026	December 31, 2025
Assets
Affiliated investments at fair value (Cost $1,520,424 as of September 30, 2026; $992,769 as of December 31, 2025)	$1,901,888	$1,140,442
Cash and cash equivalent	221,844	36,362
Debt investments at fair value (Cost $32,258 as of September 30, 2026; $11,738 as of December 31, 2025)	31,331	12,167
Derivative assets at fair value	10,061	2,362
Deferred financing costs	3,733	1,767
Interest receivable	2,537	430
Deferred tax asset	114	4
Total Assets	$2,171,508	$1,193,534

Liabilities
Distribution payable	10,876	4,133
Deferred tax liability	8,651	2,751
Accounts payable & accrued expenses	2,002	2,126
Derivative liabilities at fair value	1,577	1,270
Due to affiliate	230	2,915
Credit facility payable	—	80,000
Total Liabilities	$23,336	$93,195

Commitments and contingencies (See Note 8)

Net Assets	2,148,172	1,100,339

Net Assets
Limited partners interest	2,146,802	1,099,128
General partner's interest	757	643
Non-controlling interests in consolidated entities	613	568
Total Net Assets	$2,148,172	$1,100,339
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest income	$2,326	$982	$17,775	$2,142
Dividend income	3,423	317	4,888	697
Total income	5,749	1,299	22,663	2,839
Operating expenses
Professional fees	1,347	1,102	3,450	2,038
Interest expense	745	231	2,066	231
Amortization of credit facility fees	471	—	1,401	—
Transaction costs	935	—	1,200	—
Other expense	(48)	312	455	352
Credit facility fee	75	136	75	136
Organizational costs	4	(122)	26	260
Total operating expenses	3,529	1,659	8,673	3,017
Net investment income/(loss) before income taxes	2,220	(360)	13,990	(178)
Provision for income taxes on net investment income	—	8	—	8
Net investment income/(loss)	2,220	(368)	13,990	(186)
Net realized and unrealized gain/(loss) on investments and derivative instruments
Net realized gain on investments	—	72	—	81
Net realized gain/(loss) on foreign currency contracts	1,916	—	8,093	—
Net change in unrealized gain/(loss) on investments	137,326	37,738	249,676	83,925
Provision for income taxes	(3,230)	(1,055)	(5,790)	(1,055)
Net change in unrealized gain/(loss) on derivative instruments	3,646	1,207	7,392	1,207
Net realized and unrealized gain/(loss) on investments	139,658	37,962	259,371	84,158
Net increase/(decrease) in net assets resulting from operations after income taxes	141,878	37,594	273,361	83,972
Less: net increase/(decrease) in net assets resulting from operations attributable to Non- Controlling Interests in Consolidated Entities	18	16	45	55
Net increase/(decrease) in net assets resulting from operations attributable to Stonepeak- Plus Infrastructure Fund Master Aggregator LP	$141,860	$37,578	$273,316	$83,917
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Limited Partners Interest	General Partner’s Interest	Non-Controlling Interests in Consolidated Entities	Total Net Assets
Balance at June 30, 2026	$1,609,974	$705	$595	$1,611,274
Proceeds from Contributions	483,061	—	—	483,061
Distributions reinvested	4,060	—	—	4,060
Distributions to Partners	(92,101)	—	—	(92,101)
Net investment income/(loss)	2,220	2	(2)	2,220
Net realized gain/(loss) on foreign currency contracts	1,920	—	(4)	1,916
Net change in unrealized gain/(loss) on investments	140,896	51	25	140,972
Provision for (benefit from) income taxes on net unrealized gain on investments	(3,228)	(1)	(1)	(3,230)
Balance at September 30, 2026	$2,146,802	$757	$613	$2,148,172

Balance at June 30, 2025	$477,888	$544	$532	$478,964
Proceeds from Contributions	153,575	8	7	153,590
Distributions to Partners	(267)	—	—	(267)
Net investment income/(loss)	(375)	—	7	(368)
Net realized gain/(loss) on investments	72	—	—	72
Net change in unrealized gain/(loss) on investments	38,884	52	9	38,945
Provision for (benefit from) income taxes on net unrealized gain on investments	(1,053)	(2)	—	(1,055)
Balance at September 30, 2025	$668,724	$602	$555	$669,881
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Limited Partners Interest	General Partner’s Interest	Non-Controlling Interests in Consolidated Entities	Total Net Assets
Balance at December 31, 2025	$1,099,128	$643	$568	$1,100,339
Proceeds from Contributions	950,459	—	—	950,459
Distributions reinvested	8,952			8,952
Distributions to Partners	(184,939)	—	—	(184,939)
Net investment income/(loss)	13,985	5	—	13,990
Net realized gain/(loss) on foreign currency contracts	8,087	3	3	8,093
Net change in unrealized gain/(loss) on investments	256,917	108	43	257,068
Provision for (benefit from) income taxes on net unrealized gain on investments	(5,787)	(2)	(1)	(5,790)
Balance at September 30, 2026	$2,146,802	$757	$613	$2,148,172

Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from Contributions	585,176	500	500	586,176
Distributions to Partners	(267)	—	—	(267)
Net investment income/(loss)	(197)	—	11	(186)
Net realized gain/(loss) on investments	81	—	—	81
Net change in unrealized gain/(loss) on investments	84,984	104	44	85,132
Provision for (benefit from) income taxes on net unrealized gain on investments	(1,053)	(2)	—	(1,055)
Balance at September 30, 2025	$668,724	$602	$555	$669,881
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$273,361	$83,972
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchase of investments	(526,206)	(595,702)
Net change in unrealized (gain)/loss on investments	(249,676)	(83,925)
Amortization of effective interest on affiliated investments	(12,657)	—
Net change in unrealized (gain)/loss on derivative instruments	(7,392)	(1,207)
Proceeds from investments	7,929	482
Proceeds from foreign currency contracts	8,093	—
Amortization of credit facility fees	1,401	—
Net realized (gain)/loss on foreign currency contracts	(8,093)	—
Net realized (gain)/loss on investments	—	(81)
Changes in assets and liabilities
Due to affiliate	(2,685)	2,051
Deferred tax liabilities	5,900	1,055
Deferred tax asset	(110)	—
Interest receivable	(2,107)	(501)
Prepaid Expenses	—	(8)
Accounts payable and accrued expenses	(124)	615
Net cash used in operating activities	$(512,366)	$(593,249)
Financing activities
Proceeds from contributions	950,459	586,176
Proceeds from borrowings on credit facility	156,433	54,879
Deferred financing costs	(3,367)	(1,171)
Distributions to Partners	(169,244)	(267)
Repayments of credit facility	(236,433)	(29,879)
Net cash provided by financing activities	$697,848	$609,738
Cash and cash equivalent
Net increase/(decrease) in cash and cash equivalent	185,482	16,489
Cash and cash equivalent, beginning of period	36,362	—
Cash and cash equivalent, end of period	$221,844	$16,489

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flows information
Credit Facility interest paid	$1,722	$—

Supplemental disclosure of non-cash financing activities
Distributions reinvested	$8,952	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
1 EMEA is defined as Europe, Middle East and Africa.
2 APAC is defined as Asia Pacific.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Affiliated Investee Funds
Stonepeak Midband (Co-Invest) Holdings LP(a)	LP Interest	Digital Infrastructure	North America	93,000	116,287	5.4%
Stonepeak Efesto Infrastructure Fund SCSp(b)	LP Interest	Transport & Logistics	EMEA[1]	150,000	229,920	10.7%
Stonepeak Digital Edge (Co-Invest) Holdings III LP(c)	LP Interest	Digital Infrastructure	APAC[2]	59,578	123,315	5.7%
Other Affiliated Investee Funds Investments	Various	Energy	Various	52,904	56,522	2.6%
Other Affiliated Investee Funds Investments - North America	LP Interest	Digital Infrastructure	North America	114,207	146,668	6.8%
Other Affiliated Investee Funds Investments – EMEA	LP Interest	Energy	EMEA	15,862	17,162	0.8%
Total Affiliated Investee Funds				$485,551	$689,874	32.0%

Other Affiliated Investments
Stonepeak Cubist Holdings Pte. Limited(d)	LLC Interest	Digital Infrastructure	APAC	332,263	391,220	18.2%
Stonepeak Imagine Holdco Limited(e)	LLC Interest	Social Infrastructure	EMEA	228,193	251,271	11.7%
Stonepeak Node Infrastructure Fund Holdings LP(f)	LP Interest	Transport & Logistics	EMEA	101,470	114,989	5.4%
Stonepeak Tampa Infrastructure Fund Middle Holdings LP(g)	LP Interest	Transport & Logistics	North America	99,027	103,523	4.8%
Blue Owl GP Stakes Stargate (A) LP(h)	LP Interest	Various	North America	77,955	87,201	4.1%
Blue Owl GP Stakes Stargate (B) LP(h)	LP Interest	Various	North America	9,089	17,477	0.8%
Other Affiliated Investments - North America(i)	LP Interest	Energy	North America	12,697	14,610	0.7%
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	14,938	45,859	2.1%
Other Affiliated Investments - North America	LLC Interest	Digital Infrastructure	North America	15,343	19,469	0.9%

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Other Affiliated Investments - North America	LP Interest	Transport & Logistics	North America	37,906	42,842	2.0%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	1,789	1,789	0.1%
Other Affiliated Investment - APAC	LLC Interest	Transport & Logistics	APAC	28,973	35,862	1.7%
Other Affiliated Investment - APAC	LP Interest	Energy	APAC	15,500	15,500	0.7%
Other Affiliated Investment - APAC	Warrants	Social Infrastructure	APAC	665	6,432	0.3%
Other Affiliated Investments - EMEA	LLC Interest	Energy	EMEA	7,500	7,500	0.3%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	51,565	56,470	2.6%
Total Other Affiliated Investments				$1,034,873	$1,212,014	56.4%

Total Affiliated Investments				$1,520,424	$1,901,888	88.4%

Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	10,061	0.5%
Foreign Currency Contracts - Liabilities			n/a	$—	(1,577)	(0.1)%
Total Derivative Instruments				$—	$8,484	0.4%
Debt Investments
Other Debt Investments - APAC	Mezzanine Loan	Social Infrastructure	APAC	25,850	24,580	1.1%
Other Debt Investments - North America	Delayed Draw Term Loan	Diversified	North America	6,408	6,751	0.3%
Total Other Investments				$32,258	$31,331	1.4%

Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund- Agency			North America	221,844	221,844	10.3%
Cash held at Banks				—	—	—%
Total Cash and Cash Equivalent				$221,844	$221,844	10.3%

Total Investments and Cash and Cash Equivalent				$1,774,526	$2,163,547	100.5%

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)
(a) The Master Aggregator indirectly holds 88,511,444 preferred convertible promissory notes in N77 Holdings, LLC. The fair value of these notes allocable to the Master
Aggregator is $116,287.
(b) The Master Aggregator holds an indirect interest of 140,506 units in Forgital Group. The fair value of this interest allocable to the Master Aggregator is $229,920.
(c) The Master Aggregator holds indirect interests of 31,546 D-1 units in DEA TopCo LP and 5,425 D-1 units in DEA TopCo II LP. The fair value allocable to the Master
Aggregator of these interests is $98,055 and $25,240, respectively. The investment has been financed, in part, using leverage, and the fair values presented in the preceding sentence are not reflective of the impact of such leverage. The fair value disclosed above in the Condensed Consolidated Schedule of Investments takes account of such leverage.
(d) The Master Aggregator holds indirect preferred equity, penny warrant, and strike warrant interests of 299 units, 9,034,446 units, and 2,258,686 units, respectively, in
Princeton Digital Group Limited. The fair value of these interests allocable to the Master Aggregator is $319,896, $66,784, and $4,539, respectively.
(e) The Master Aggregator holds an indirect equity interest in Inspired Education Holdings Limited.
(f) The Master Aggregator holds an indirect equity interest in IFCO Systems GmbH.
(g) The Master Aggregator holds an indirect equity interest in United Ports LLC.
(h) Through certain other affiliated investments, the Master Aggregator holds an indirect interest in Stonepeak Partners Holdings LP, Stonepeak GP Investors Holdings LP,
and Stonepeak GP Investors Holdings (CYM) LP. The aggregate fair value of this interest allocable to the Master Aggregator is $104,678.
(i) Certain other affiliated investments were funded using leverage; none of these investments are individually more than 5% of NAV.

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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Percentages)

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Stonepeak Node Infrastructure Fund Holdings LP(h)	LP Interest	Transport & Logistics	EMEA	101,470	102,401	9.3%
Stonepeak GP Cologix Fund Investors LLC(b)	LLC Interest	Digital Infrastructure	North America	15,343	21,409	1.9%
Other Affiliated Investments - North America(i)	LP Interest	Various	North America	21,761	26,145	2.4%
Other Affiliated Investments - North America	LP Interest	Energy	North America	9,009	9,009	0.8%
Other Affiliated Investments - North America	LP Interest	Digital Infrastructure	North America	3,334	3,334	0.3%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	1,567	1,567	0.1%
Other Affiliated Investment - APAC	LP Interest	Transport & Logistics	APAC	28,974	30,722	2.8%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	41,716	41,122	3.7%
Other Affiliated Investments - EMEA	LP Interest	Energy	EMEA	7,890	8,521	0.8%
Total Other Affiliated Investments				$575,012	$643,930	58.4%

Total Affiliated Investments				$992,769	$1,140,442	103.6%
Derivative Instruments
Foreign Currency Contracts - Assets			n/a	—	2,362	0.2%
Foreign Currency Contracts - Liabilities			n/a	—	(1,270)	(0.1)%
Total Derivative Instruments				$—	$1,092	0.1%

Debt Investments
Other Debt Investments	Delayed Draw Term Loan	Diversified	North America	11,738	12,167	1.1%
Total Other Investments				$11,738	$12,167	1.1%
Cash and Cash Equivalent
Money Market Fund
JPMorgan 100% U.S. Treasury Securities Money Market Fund-Agency			North America	36,362	36,362	3.3%
Cash held at Banks				—	—	—%
Total Cash and Cash Equivalent				$36,362	$36,362	3.3%

Total Investments and Cash and Cash Equivalent				$1,040,869	$1,190,063	108.2%

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
Stonepeak-Plus Infrastructure Fund LP (the “Partnership”) and Stonepeak-Plus Infrastructure Master Fund SCSp-RAIF (the “RAIF vehicle”) are the only limited partners ("Limited Partners”) in the Master Aggregator. As of September 30, 2026, the Partnership and RAIF vehicle own 53.9% and 46.1%, respectively, of the Master
Aggregator. The remaining interest of the Master Aggregator is owned by the General Partner. Stonepeak-Plus Infrastructure Fund Associates (CYM) LP is the general partner (the “General Partner”) of the Master Aggregator and is vested with the overall responsibility for oversight of the Master Aggregator.
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
Investment operations commenced on May 2, 2025 (the “Initial Closing Date”) when the Master Aggregator commenced its investment operations.
The Partnership entered into a services agreement with SS&C Technologies, Inc. and SS&C GIDS, Inc. (collectively, the “Administrator”), under which the
Administrator provides various accounting and administrative services to the Partnership. Administrative services may include maintenance of the Partnership’s books and records, processing of investor transactions, and calculation of the net asset value (the “NAV”). Administrative services commenced on the Initial Closing Date and are charged at all of the Partnership, Feeder Fund, and Master Aggregator. For the three and nine months ended September 30, 2026, the Master Aggregator incurred an
Administration Fee of $370 and $921, respectively, which has been included as Professional fees on the Condensed Consolidated Statements of Operations. For both the three and nine months ended September 30, 2025, the Master Aggregator incurred an Administration Fee of $222, which has been included as Professional fees on the
Condensed Consolidated Statements of Operations.
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
The condensed consolidated financial statements as of and for the period ended September 30, 2026, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Master Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)
Topic 946 (“ASC 946”). Accordingly, the Master Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net change in unrealized gain (loss) on investments on the Condensed
Consolidated Statements of Operations. The functional currency of the Master Aggregator is U.S. dollars and these condensed consolidated financial statements have been prepared in that currency. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation.

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
III LP (“Lower Fund III”), which wholly owns the following two entities Stonepeak-Plus Infrastructure Stargate Blocker LLC, Stonepeak-Plus Infrastructure Stargate
(CYM) Blocker LP, Stonepeak-Plus Infrastructure Fund Lower Fund IV LP (“Lower Fund IV”), which wholly owns the following three entities Hudson Market
Opportunities Plus (CYM) LLC, Stonepeak-Plus Infrastructure Fund Texas (Cayman) Aggregator LP, Stonepeak-Plus Infrastructure Fund (Earth) Feeder LP, Stonepeak-
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
The Master Aggregator maintains master netting agreements with all of its counterparties. Based on the terms outlined within each master netting agreement, there are no financial instruments available for offset as of September 30, 2026. Further, there have been no financial instruments or cash pledged or received as collateral as of
September 30, 2026.
The Master Aggregator’s other disclosures regarding derivative instruments are discussed in Note 5. “Derivative Instruments.”
Cash and Cash Equivalent
Cash and cash equivalent represents cash on hand, cash held in banks, money market funds and short-term, and highly liquid investments with original maturities of three months or less. The Master Aggregator may have bank balances in excess of federally insured amounts; however, Master Aggregator deposits its cash and cash equivalent with high credit-quality institutions to minimize credit risk.
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
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Master Aggregator and the cost of legal services and other fees pertaining to the
Master Aggregator’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2026, the Master Aggregator incurred organization expenses of $4 and $26, respectively, which has been recorded as an expense on the Condensed Consolidated Statements of Operations. As of September 30,
2026, total organization expenses of $229 are included within Due to affiliate in the Condensed Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Master Aggregator incurred organization expenses amounting to $(122) and $260, respectively, which are included within Due to affiliate in the Condensed Consolidated Statements of Assets and Liabilities. As of September 30, 2025, total organization expenses of $196 and $64 are included within
Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and nine months ended
September 30, 2026, the Master Aggregator incurred professional fees of $1,347 and $3,450, respectively. As of September 30, 2026, total professional fees of $1,506 are included within Accounts payable and accrued expenses, in the Condensed Consolidated Statements of Assets and Liabilities. For the three and nine months ended

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
September 30, 2025, the Master Aggregator incurred professional fees of $1,102 and $2,038, respectively. As of September 30, 2025, total professional fees of $1,673 and
$365 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related credit facility agreement. As of September 30, 2026, the Master Aggregator had deferred financing costs of $3,733 and amortized credit facility fees of $1,401 in the Condensed Consolidated Statements of Assets and Liabilities and Consolidated Statements of Operations,
respectively. As of December 31, 2025, the Master Aggregator had deferred financing costs of $1,767 and amortized credit facility fees of $525 in the Consolidated
Statement of Assets and Liabilities and Consolidated Statement of Operations, respectively.
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
As of September 30, 2026, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from inception forward.
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of
30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries. The Master Aggregator consolidates certain wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes. As of
September 30, 2026, the Master Aggregator had a deferred tax asset of $114 and a deferred tax liability of $8,651 in the Condensed Consolidated Statements of Assets and
Liabilities. The deferred tax liability relates to federal and state and local income taxes on unrealized gains and losses on certain investments. As of December 31, 2025, the
Master Aggregator had a deferred tax asset of $4 and a deferred tax liability of $2,751 in the Condensed Consolidated Statements of Assets and Liabilities.
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
In September 2026, the FASB issued Accounting Standards Update No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity
Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). ASU 2026-03 requires investment companies within the scope of Topic 946 to consider contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any related discount. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Master Aggregator evaluated ASU 2026-03 and determined it will have no impact as the Master Aggregator does not hold equity securities subject to contractual sale restrictions.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
Note 3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Master Aggregator’s investments by the fair value hierarchy levels as of September 30, 2026 and December 31,
2025:

	As of September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and cash equivalent
Cash held at banks	$—	$—	$—	$—	$—
Money market fund	221,844	—	—	—	221,844
Total cash and cash equivalent	221,844	—	—	—	221,844
Investments
Affiliated investee funds	—	—	—	689,874	689,874
Other affiliated investments	—	—	1,107,336	104,678	1,212,014
Debt investments	—	—	31,331	—	31,331
Total investments	—	—	1,138,667	794,552	1,933,219
Derivative assets	—	10,061	—	—	10,061
Total cash and cash equivalent and investments	$221,844	$10,061	$1,138,667	$794,552	$2,165,124
Liabilities
Derivative liabilities	$—	$(1,577)	$—	$—	$(1,577)

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
The Master Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third parties, underwriter lock-ups and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of September 30, 2026, there were no equity securities subject to sales restrictions within the Master Aggregator’s Level I and II assets. The Master
Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of
September 30, 2026:

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	Fair Value(1)	Valuation Techniques	Unobservable Input	Ranges	Weighted- Average(6)	Impact to valuation from an increase in input
Financial assets
Other affiliated investments & debt investment
Other affiliated investments	$1,072,307	Discounted Cash Flow	Discount Rate	10.4%-30.0%	14.5%	Lower
			NTM EBITDA Exit Multiple(2)	7.5x-18.0x	16.9x	Higher
			NTM EBIT Exit Multiple(3)	17.0x	17.0x	Higher
			LQA EBITDA Exit Multiple(4)	21.0x	21.0x	Higher
			LTM EBITDA Exit Multiple(5)	7.7x-17.5x	15.0x	Higher
			LTM Exit Capitalization Rate	6.0%	6.0%	Lower
			Terminal Capitalization rate	7.0%	7.0%	Lower
			EV / Investment Properties Exit Multiple	1.0x	1.0x	Higher
	10,240	Direct Capitalization Method	Capitalization rate	6.5%	6.5%	Lower
Debt investment	31,331	Discounted Cash Flow	Discount Rate	7.1%-13.0%	8.4%	Lower
Total other affiliated investments and debt investment	$1,113,878
(1)  Not reflected in the table above are Level III investments that have been valued based upon recent transactions in the amount of $24,789.
(2)  NTM EBITDA Exit Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  NTM EBIT Exit Multiple represents EBIT annualized for the next twelve months from exit date.
(4)  LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
(5)  LTM EBITDA Exit Multiple represents EBITDA for the last twelve months annualized from exit date.
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
(1)  Not reflected in the table above are Level III investments that have been valued based upon recent transactions in the amount of $157,432.
(2)  NTM EBITDA Exit Multiple represents EBITDA annualized for the next twelve months from exit date.
(3)  LTM EBITDA Exit Multiple represents EBITDA for the last twelve months annualized from exit date.
(4)  LQA EBITDA Exit Multiple represents EBITDA for the last quarter annualized from exit date.
(5)  Inputs are weighted based on fair value of the investments included in the range.
For the three and nine months ended September 30, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2026			2025
	Other Affiliated Investments	Debt Investments	Total	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$815,011	$30,208	$845,219	$274,445	$11,733	$286,178
Purchases	173,407	1,136	174,543	134,915	195	135,110
Proceeds from investments	—	(934)	(934)	—	(189)	(189)
Transfer in (out) of level III(a)	—	—	—	(78,562)	—	(78,562)
Change in unrealized gain/(loss) included in net assets	118,918	921	119,839	14,861	465	15,326
Balance, end of period	$1,107,336	$31,331	$1,138,667	$345,659	$12,204	$357,863

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$118,918	$921	$119,839	$14,861	$465	$15,326
(a)  For the three months ended September 30, 2025, the transfers out of Level III financial assets were primarily due to a deconsolidation and change in fair value recognition to NAV as a practical expedient. See
Note 2. Summary of Significant Accounting Policies.

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30,
	2026			2025
	Other Affiliated Investments	Debt Investments	Total	Other Affiliated Investments	Debt Investments	Total
Balance, beginning of period	$617,785	$12,167	$629,952	$—	$—	$—
Purchases	348,034	25,850	373,884	309,187	11,738	320,925
Proceeds from investments	(1,583)	(5,331)	(6,914)	—	—	—
Change in unrealized gain/(loss) included in net assets	143,100	(1,355)	141,745	36,472	466	36,938
Balance, end of period	$1,107,336	$31,331	$1,138,667	$345,659	$12,204	$357,863

Changes in unrealized gain (loss) included in earnings related to financial assets still held at reporting date	$143,100	$(1,355)	$141,745	$36,472	$466	$36,938

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
NAV as a Practical Expedient
The affiliated investee funds were formed with the objectives of acquiring, holding, and disposing of investments. The exit timing of these investments is unknown as of September 30, 2026. Refer to the Condensed Consolidated Schedule of Investments for the underlying investment held through these affiliated investee funds.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of September 30, 2026:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
Stonepeak Carrera (Co-Invest) Holdings II (CYM) LP	4,946	17,162
Stonepeak Digital Edge (Co-Invest) Holdings III LP	422	123,315
Stonepeak Efesto Infrastructure Fund SCSp	—	229,920
Stonepeak Global Renewables Fund LP	21,602	39,911
Stonepeak Global Renewables Fund (Lux) SCSp	8,979	16,611
Stonepeak Midband (Co-Invest) Holdings LP	—	116,287
Other Affiliated Investments	12,026	104,678
Other Affiliated Investee Fund Investments	6,572	146,668
Total Affiliated Investee Funds and Other Affiliated Investments	$54,547	$794,552
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025:

Affiliated Investee Funds and Other Affiliated Investments	Unfunded Commitment	Fair Value
SCF Cranberry Upper Holdings SPV I LP	—	45,904
SCF Cranberry (Co-Invest) Holdings IV LP	—	16,095
SCF Cranberry (Co-Invest) Holdings VIII LP	—	24,232
Stonepeak Cologix Holdings LP	23,137	39,781
Stonepeak Global Renewables Fund LP	26,142	33,734
Stonepeak Global Renewables Fund (Lux) SCSp	10,875	14,049
Stonepeak Midband (Co-Invest) Holdings LP	—	104,544
Stonepeak Efesto Infrastructure Fund SCSp	—	155,985
Stonepeak Digital Edge (Co-Invest) Holdings III LP	28,450	62,188
Other Affiliated Investments	3,239	26,145
Total affiliated investee funds and other affiliated investments	$91,843	$522,657

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
Note 4. Related Party Transactions
Due to Affiliate
The Master Aggregator's operating expenses are paid either by the Master Aggregator or by the Investment Advisor or its related affiliates. As of September 30, 2026, an affiliate of the Investment Advisor has advanced total costs of $230 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Condensed Consolidated Statements of Assets and Liabilities within Due to affiliate. As of December 31, 2025, an affiliate of the Investment Advisor had advanced total costs of $2,915 all of which are subject to recoupment by the affiliate of the Investment Advisor and have been recorded in the Consolidated Statement of
Assets and Liabilities within Due to affiliate.
Acquisition of Certain Affiliated Investments
For the three and nine months ended September 30, 2026, the Master Aggregator purchased investments from affiliates of the Investment Advisor in exchange for cash consideration of $20,283 and $54,476, respectively, as governed by the executed purchase and contribution agreements. For the three and nine months ended
September 30, 2025, the Master Aggregator purchased investments from affiliates of the Investment Advisor, at a discount to fair market value in exchange for cash consideration of $111,739 and $411,007, respectively, as governed by the executed purchase and contribution agreements. From time to time the Master Aggregator may acquire additional investments from its affiliates.
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

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)

	September 30, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign Currency Contracts (EUR)	€377,243	$8,126	€24,360	$633	€151,053	$2,319	€71,459	$1,124
Foreign Currency Contracts (GBP)	£4,937	$137	£4,334	$95	£3,240	$43	£689	$15
Foreign Currency Contracts (AUD)	A$77,305	$1,464	A$68,508	$849	A$—	$—	A$42,941	$131
Foreign Currency Contracts (JPY)	¥2,337,500	$334	¥—	$—	¥—	$—	¥—	$—
Total		$10,061		$1,577		$2,362		$1,270
For currency forward contracts, the notional amounts presented represent approximately 151%, 220%, 248% and 100% of the average notional amounts outstanding during the period ended September 30, 2026, for AUD-, EUR-, GBP- and JPY-denominated currency forwards, respectively. For the period ended
December 31, 2025, the notional amounts presented represent approximately 150%, 183%, and 300% of the average notional amounts outstanding for AUD-, EUR-, and
GBP-denominated currency forwards, respectively.
Note 6. Borrowings
Credit Agreement
On July 16, 2025, the Master Aggregator entered into a revolving credit agreement (the “Credit Agreement”) pursuant to which the lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $100 million subject to customary conditions. The available capacity under the Credit Agreement may be increased up to an amount agreed by the increasing lenders, and in certain cases, subject to the consent of the Administrative
Agent (as defined below), provided that the Master Aggregator maintains a loan to value ratio of not more than an amount set forth in the Credit Agreement. On November
17, 2025, the Master Aggregator entered into the first amendment of the Credit Agreement which increased the principal amount to $200 million subject to the same customary conditions as the original agreement. On March 20, 2026, the Master Aggregator entered into the second amendment of the Credit Agreement which increased the principal amount to $300 million subject to the same customary conditions as the original agreement. On July 15, 2026, the Master Aggregator entered into the third amendment of the Credit Agreement which increased the principal amount to $400 million subject to the same customary conditions as the original agreement.
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
As of September 30, 2026, there was no outstanding balance under the Credit Agreement. As of December 31, 2025, the total outstanding balance under the Credit
Agreement was $80,000, and the carrying amount approximated fair value.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
The aggregate remaining borrowing capacity available under the Credit Agreement at September 30, 2026 was $400,000. The aggregate remaining borrowing capacity available under the Credit Agreement at December 31, 2025 was $120,000. As of both September 30, 2026 and December 31, 2025, the Master Aggregator is in
compliance with the debt covenants of the Credit Agreement.
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
Note 8. Commitments and Contingencies
Commitments
Pursuant to the investment advisory agreement effective May 4, 2026, the Investment Advisor agreed to advance organizational and offering expenses, other than
Servicing Fees, on SP+ INFRA’s behalf through the second anniversary of the Initial Closing Date. As of September 30, 2026, the Investment Advisor and its affiliates have incurred organizational and offering expenses on the Master Aggregator’s behalf in the amount of $230 of which $229 related to organizational expenses and was expensed as incurred.
Conditional commitment allocation for SP+ INFRA will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
During the nine months ended September 30, 2026, the Master Aggregator made a total of $72,723 in commitments to debt investments as well as $340,000 to portfolio companies. During the twelve months ended December 31, 2025, the Master Aggregator made a total of $351,187 in commitments to affiliated investee funds and portfolio companies as well as a total of $330,000 to other affiliated investments. As of September 30, 2026, the aggregate unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments and debt investments was $326,124. As of December 31, 2025, unfunded commitments to existing investments in affiliated investee funds and portfolio companies as well as other affiliated investments was $91,843 and $150,052, respectively.
In addition to the borrowings made by the Master Aggregator, certain investments held by the Master Aggregator are indirectly exposed to debt obligations undertaken by entities through which the Master Aggregator is invested.
Stonepeak Imagine Bidco Limited (the “Company”) through Stonepeak Imagine Holdco Limited (the “Imagine Borrower”) entered into a credit agreement (the
“Imagine Credit Agreement”) for a €160 million term loan with Kroll Agency Services Limited, as agent, and the other lenders on November 23, 2024. The Imagine
Borrower guaranteed the obligations and granted to the agent limited recourse security over all issued shares in the Company and over receivables under intercompany loans made to the Company to secure the obligations. As of September 30, 2026 and December 31, 2025, the outstanding amount of the term loan was €189 million and €177 million, respectively. The value of the investment as recorded on the Master Aggregator’s Condensed Consolidated Schedule of Investments is net of the debt allocable to the Partnership.
The Intermediate Entities through which the Master Aggregator indirectly invests in AppleCore LP entered into a credit agreement ("AppleCore Credit Agreement")
with MUFG Bank, Ltd, Société Générale, ING Capital LLC, Mizuho Bank, Ltd., and Sumitomo Mitsui Banking Corporation on August 8, 2022, for a $450 million term loan facility. The Intermediate Entities guaranteed the obligations and granted to the administrative agent a security interest in and lien upon substantially all of their assets, including their investment in AppleCore LP, to secure the obligations. The AppleCore Credit Agreement is a recourse obligation of the Intermediate Entities and is secured

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
by the interests in the underlying asset. On October 4, 2022, the Intermediate Entities amended the AppleCore Credit Agreement for an additional $100 million in term loan commitments with Mizuho Bank, Ltd and Toronto Dominion Bank acting as the lenders. On January 19, 2024, the Intermediate Entities further amended the AppleCore
Credit Agreement. As of September 30, 2026, the outstanding amount of the loan under the AppleCore Credit Agreement was $550 million. The value of the investment as recorded on the Master Aggregator's Condensed Consolidated Schedule of Investments is net of the debt allocable to the Master Aggregator.
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
As of September 30, 2026, the outstanding amount of the credit facilities was $225.0 million.
On July 28, 2026, Stonepeak Tampa Infrastructure Fund Upper Holdings LP, through Stonepeak Tampa Borrower LP (the “Tampa Borrower”), entered into a credit agreement (the “Tampa Credit Agreement”) with Mizuho Bank, Ltd., as Administrative Agent and Collateral Agent, and the other issuing banks and lenders. The Tampa
Credit Agreement established Initial Term Loans of $950,000 and a letter of credit facility of $60,000. The proceeds of the Initial Term Loans were used to fund the acquisition, through Stonepeak Tampa Investor LP (the “Tampa Equity Subsidiary”), of 25% interests in United Ports LLC, Port Liberty New York LLC and Port Liberty
Bayonne LLC. Stonepeak Tampa Fund Lower Holdings LP pledged its equity interests in the Tampa Borrower, and Stonepeak Tampa Investor Holdco LP (the “Tampa
Guarantor”) guaranteed the obligations. The Tampa Credit Agreement is a recourse obligation of the Tampa Borrower and is secured by the equity interests in the Tampa
Borrower, the Tampa Equity Subsidiary and the Tampa Guarantor, and by substantially all other assets of the Tampa Borrower and the Tampa Guarantor. As of
September 30, 2026, the outstanding amount of the Initial Term Loans was $950 million.
Contingencies
The Master Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of both September 30, 2026 and December 31, 2025, the Master Aggregator was not subject to any material litigation nor was the Master Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Master Aggregator enters into contracts that contain a variety of indemnification arrangements. However, the Master Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.

Stonepeak-Plus Infrastructure Fund Master Aggregator LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Where Noted)
Note 9. Financial Highlights
The following operating expenses and net investment income/(loss) ratios for the nine months ended September 30, 2026 and 2025 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of operating expenses and net investment income/(loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the
Master Aggregator.

	Nine Months Ended September 30,
	2026	2025
Total Return (Limited Partners)(1)(2)	17.18%	17.30%

Ratio to average Limited Partners' Interests
Total operating expenses(2)	0.57%	0.67%
Total net investment income/(loss)(3)	0.92%	(0.04)%
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
SP+ INFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. The Partnership’s investment objective is to deliver medium- to long-term capital appreciation and, to a lesser extent, generate modest current income. The Partnership will seek to achieve this investment objective by providing access to the talent and investment capabilities of Stonepeak’s investment platform (the “Stonepeak Platform”) to create a portfolio of diversified alternative infrastructure and infrastructure-related investments primarily alongside Other Stonepeak Accounts and Stonepeak.
Recent Developments
During the nine months ended September 30, 2026, public markets have experienced heightened volatility, driven by the impact of U.S., reciprocal tariffs, investor concerns over inflation, elevated interest rates, and ongoing uncertainty in global economic markets. To date there has been significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries, geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East, concerns regarding artificial intelligence disruption in certain sectors and the ultimate impact on the U.S. and global economies. Interest rate hikes could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.

Performance Summary
Since the Initial Closing Date, we have delivered positive performance across all classes or series of classes in Stonepeak-Plus Infrastructure Fund LP:

	September 30, 2026
Unit Class	Year to Date Total Return(a),(b)	Inception to Date Total Return(a), (b)
Class Z - Series A-1a	14.9%	38.8%
Class Z - Series A-1b	15.1%	39.3%
Class Z - Series A-1c	15.4%	39.9%
Class Z - Series F-1	15.5%	39.9%
Class Z - Series I-1	14.8%	27.0%
Class Z - Series I-2	9.4%	9.4%
Class Z - Series M-I	4.3%	4.3%
Class Z - Series M-S	4.2%	4.2%
Class Z - Series S-1	9.8%	9.8%
Class Z - Series S-2	8.2%	8.2%
Class X	17.3%	50.4%
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
A discussion of the results of operations for the three and nine months ended September 30, 2026 and 2025 is as follows:
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
Expenses
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the
Partnership’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2026, the Partnership incurred organization expenses of $42 and $138, respectively, which have been recorded as an expense on the Condensed Consolidated Statements of Operations. As of September 30, 2026, organization expenses amounting to $6,705 and $34 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated
Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Partnership incurred organization expenses of $123 and $3,871,

respectively. As of September 30, 2025, organization expenses amounting to $3,864 and $7 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three and nine months ended September 30, 2026, the Partnership recognized amortization of offering costs of $0 and $1,329, respectively. As of September 30, 2026, offering costs amounting to $1,640 and $620 are included within Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Partnership incurred offering costs of $354 and $570. As of September 30, 2025, offering costs amounting to $543, $798 and $27 are included within Due to affiliate and Deferred offering costs,
Accounts Payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Professional Fees
Professional fees include but are not limited to administrative, audit, tax, and legal fees that do not fall under offering costs. For the three and nine months ended
September 30, 2026, the Partnership incurred professional fees of $786 and $2,766, respectively. As of September 30, 2026, total professional fees of $1,510 are included within Accounts payable and accrued expenses in the Condensed Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30,
2025, the Partnership incurred professional fees of $962 and $2,310, respectively. As of September 30, 2025, total professional fees of $1,329 and $981 are included within
Due to affiliate and Accounts payable and accrued expenses, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.
Unrealized Gain (Loss) on Investment in Master Aggregator
The Partnership generates income primarily from its investment in the Master Aggregator. The Partnership had an interest of 53.9% in the Master Aggregator as of
September 30, 2026. For the three and nine months ended September 30, 2026, the Master Aggregator generated a Net Increase/(Decrease) in Net Assets Resulting from
Operations after Income Taxes of $141,878 and $273,361, respectively, an increase of $104,284 and $189,389 compared to $37,594 and $83,972 for the three and nine months ended September 30, 2025, respectively. This resulted in the Partnership recognizing a Net Change in Unrealized Gain/(Loss) on Investments in Master Aggregator
of $71,399 and $144,705 for the three and nine months ended September 30, 2026, respectively, an increase of $48,221 and $91,967, compared to $23,178 and $52,738 for the three and nine months ended September 30, 2025, respectively. Key drivers of the results of operations of the Master Aggregator are discussed below.
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
For the three and nine months ended September 30, 2026, the Master Aggregator’s Net Increase/(Decrease) in Net Assets Resulting from Operations after Income
Taxes of $141,878 and $273,361, respectively, was attributable to an increase of $139,658 and $259,371 in Net Realized and Unrealized Gain/(Loss) on Investments which was due to an increase in unrealized appreciation during the three and nine months ended September 30, 2026 for the Master Aggregator, respectively, as well as, attributable to an increase of $2,326 and $17,775 in Interest Income during the three and nine months ended September 30, 2026 for the Master Aggregator, respectively.
Master Aggregator Net Investment Income/(Loss)
For the three and nine months ended September 30, 2026, the Master Aggregator’s Net Investment Income/(Loss) was $2,220 and $13,990, respectively.

Master Aggregator Income
For the three and nine months ended September 30, 2026, the Master Aggregator generated $5,749 and $22,663, respectively, in Total Income.
Master Aggregator Expenses
For the three and nine months ended September 30, 2026, the Master Aggregator incurred $3,529 and $8,673, respectively, in Total Operating Expenses.
Liquidity and Capital Resources
As of September 30, 2026, the Partnership had Total Assets of $1,169,974, an increase of $390,635, compared to $779,339 as of December 31, 2025, which was driven by investment activity and increase in fair value of the assets of the Master Aggregator. As of September 30, 2026, the Master Aggregator had Total Assets of
$2,171,508, an increase of $977,974, compared to $1,193,534 as of December 31, 2025, which was driven by investment activity and increase in fair value of the assets of the Master Aggregator.
As of September 30, 2026, the Partnership had Total Liabilities of $63,300, an increase of $19,448, compared to $43,852 as of December 31, 2025, which was driven by operational expenses for maintaining the Partnership as well as increases in servicing fees payable and distribution payable in the amounts of $14,188 and $4,678, respectively. As of September 30, 2026, the Master Aggregator had Total Liabilities of $23,336, a decrease of $69,859, compared to $93,195 as of December 31, 2025, which was driven by repaying the credit facility balance offset by operational expenses for maintaining the Master Aggregator and a decrease in due to affiliate in the amount of $2,685 offset by increases in distribution payable and deferred tax liability in the amounts of $6,743 and $5,900, respectively.
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
Cash Flows
As of September 30, 2026, the Partnership had no cash. During the nine months ended September 30, 2026, net cash used in operating activities was $226,223, primarily driven by purchase of investments in the amount of $391,850 and performance participation allocation in the amount of $18,009 offset by distribution received from affiliated investee funds in the amount of $150,000.
As of September 30, 2026, the Master Aggregator had $221,844 in cash and cash equivalent. During the nine months ended September 30, 2026, net cash used in operating activities was $512,366, primarily due to purchase of investments in the amount of $526,206, offset by increases in proceeds from investments and deferred tax liability in the amounts of $7,929 and $5,900, respectively.
As of September 30, 2026, cash, taken together with proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term.
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

September 30, 2026
Components of the Partnership’s Transactional Net Asset Value
Investment in Affiliated Investments(1)	$1,169,952
Accrued performance participation allocation	(8,617)
Other Liabilities	(8,212)
Accrued Unitholder Servicing Fees	(1,351)
Transactional Net Asset Value	$1,151,772
(1)  This represents the Transactional NAV for the Partnership's Affiliated Investments.
The Transactional NAV per Unit for each class or series of a class of the Partnership as of September 30, 2026 was as follows:

	September 30, 2026
Unit Class	Transactional NAV Per Unit	Number of Units
Class Z - Series A-1a	$34.70	22,883,945
Class Z - Series A-1b	$34.76	2,388,453
Class Z - Series A-1c	$34.81	1,407,708
Class Z - Series F-1	$34.83	181,815
Class Z - Series I-1	$34.96	1,064,625
Class Z - Series I-2	$35.76	613,827
Class Z - Series M-I	$36.14	362,341
Class Z - Series M-S	$36.10	1,040,316
Class Z - Series S-1	$35.70	2,379
Class Z - Series S-2	$35.76	47,550
Class X	$36.36	2,962,022
Total		32,954,981

The following table reconciles GAAP Net Asset Value to Partnership’s Transactional Net Asset Value:

September 30, 2026
GAAP Net Asset Value	$1,106,674
Adjustments
Organizational and offering expenses and Initial Fund expenses	15,770
Servicing Fee	29,443
Non-Controlling Interests in Consolidated Entities	(115)
Transactional Net Asset Value	$1,151,772
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
Servicing Fee
Each of the Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class Z - Series D-2 Units, Class Z - Series M-S, Class Z - Series S-1 Units, and Class Z - Series
S-2 Units bear a monthly servicing fee (the “Servicing Fee”), in an amount equal (on an annualized basis) to 0.50% with respect to Class Z - Series A-1a Units, 0.25% with respect to Class Z - Series A-1b Units and Class Z - Series D-2 Units, and 0.85% with respect to Class Z - Series M-S, Class Z - Series S-1 Units and Class Z - Series S-2
Units, of the NAV of such Class Z - Series A-1a Units, Class Z - Series A-1b Units, Class Z - Series D-2 Units, Class Z - Series S-1 Units and Class Z - Series S-2 Units, as
applicable, of each month. The Servicing Fee is calculated based on NAV as of the end of each month before giving effect to any accruals for the Servicing Fee, redemptions, if any, for the applicable month and distributions payable on such Units. For the avoidance of doubt, the Servicing Fees are payable by the Partnership, and
Unitholders are not billed separately for payment of the fees. For the avoidance of doubt, Class Z - Series A-1aTE Units, Class Z - Series A-1bTE Units, Class Z - Series
D-2TE Units, Class Z - Series S-1TE Units, and Class Z - Series S-2TE will pay the applicable Servicing Fee at the Fund level, without duplication at the Feeder Fund level.

No Servicing Fee will be payable with respect to Class Z - Series A-1c Units, Class Z - Series I-1 Units, Class Z - Series I-2 Units, Class Z - Series F-1 Units, Class Z -
Series M-I, Class Z - Series A-1cTE Units, Class Z - Series I-1TE Units, Class Z - Series I-2TE Units or Class Z - Series F-1TE Units.
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
As of September 30, 2026, Servicing Fees of $14,188 were accrued.
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
Contractual Obligations
For contractual obligations and commitments extending beyond September 30, 2026, see Note 7 “Commitments and Contingencies” in the “Notes to Condensed
Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund LP and Note 6 “Borrowings” and Note 8 “Commitments and Contingencies” in the “Notes to
Condensed Consolidated Financial Statements” of Stonepeak-Plus Infrastructure Fund Master Aggregator LP in this Quarterly Report on Form 10-Q.
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

Changes in Fair Value
With respect to our business operations, we have invested and will continue to invest primarily in equity securities of private companies and illiquid debt. Most of our investments do not and will not have a readily available market price, and we value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Based on the fair value of the investments held by the Master Aggregator as of September 30, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net increase/(decrease) in net assets resulting from operations:

	September 30, 2026
		Partnership(a)	Master Aggregator
	(Dollars in Thousands)
10 % Decline in Fair Value of Investments		$(115,701)	$(214,817)
(a) The Partnership’s Net increase/(decrease) in net assets resulting from operations represents the cumulative effect that a decline in fair value of investments has on Net change in unrealized gain (loss) on investments, net of Management Fees and Performance Participation Allocation.
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
All sales of unregistered securities during the nine months ended September 30, 2026 were previously disclosed.
Unit Repurchases
The following table sets forth information regarding redemptions of Units during the three months ended September 30, 2026:

Redemption Period(a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes)(b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes)(c)
July 1, 2026 - July 31, 2026	—	—	—	—
August 1, 2026 - August 31, 2026	—	—	—	—
September 1, 2026 - September 30, 2026	23,872	$33.18	23,872	23,872
(a)  Redemptions were effective as of September 30, 2026.
(b) Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c) Expected to be redeemed during the three months ending December 31, 2026.

For additional information on the Unit Redemption Program, including a breakdown by class, or series of a class, see Note 5. “Related Party Transactions — Unit
Redemption Program” in the “Notes to Condensed Consolidated Financial Statements” of the Partnership in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.2	Certificate of Amendment to Certificate of Limited Partnership	10-12G	000-56711	3	12/03/24
3.3	Fourth Amended and Restated Limited Partnership Agreement	8-K	000-56711	3.1	07/14/26
10.1	Third Amendment to Revolving Credit Agreement	10-Q	000-56711	10.2	08/14/26
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Stonepeak-Plus Infrastructure Fund LP

Date: November 13, 2026	By:	/s/ Cyrus Gentry
Cyrus Gentry
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Steve Mlynar
Steve Mlynar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)